Form 10-Q
period 2012-04-30
American Oil & Gas Inc.
filed 2012-06-12
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

                        Commission file number 333-180164


                             AMERICAN OIL & GAS INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                          Suite 400 - 601 West Broadway
                              Vancouver, BC V5Z 4C2
          (Address of principal executive offices, including zip code)

                                 (888) 609-1173
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of June 12, 2012

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                April 30, 2012     January 31, 2012
                                                                --------------     ----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  8,121            $ 25,000
                                                                   --------            --------
      TOTAL CURRENT ASSETS                                            8,121              25,000

Oil and Gas Property (Successful Efforts Method)
 Unproven                                                            10,000                  --
                                                                   --------            --------

      TOTAL ASSETS                                                 $ 18,121            $ 25,000
                                                                   ========            ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    907            $    565
  Loan Payable - Related Party                                       15,000              15,000
                                                                   --------            --------
      TOTAL CURRENT LIABILITIES                                      15,907              15,565

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of April 30, 2012 and January 31, 2012                       $ 10,000            $ 10,000
  Deficit accumulated during exploration stage                       (7,786)               (565)
                                                                   --------            --------
TOTAL STOCKHOLDERS' EQUITY                                            2,214               9,435
                                                                   --------            --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 18,121            $ 25,000
                                                                   ========            ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                               January 23, 2012
                                                         Three Months             (inception)
                                                            ended                   through
                                                        April 30, 2012          April 30, 2012
                                                        --------------          --------------
REVENUES
  Revenues                                                $        --             $        --
                                                          -----------             -----------
TOTAL REVENUES                                                     --                      --

EXPENSES
  General and Administration                                    3,921                   4,486
  Professional Fees                                             3,300                   3,300
                                                          -----------             -----------
TOTAL EXPENSES                                                  7,221                   7,786
                                                          -----------             -----------

NET INCOME (LOSS)                                         $    (7,221)            $    (7,786)
                                                          ===========             ===========

NET LOSS PER BASIC AND DILITED SHARE                      $     (0.00)            $     (0.00)
                                                          ===========             ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       10,000,000              10,000,000
                                                          ===========             ===========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                     January 23, 2012
                                                                  Three Months          (inception)
                                                                     ended                through
                                                                 April 30, 2012       April 30, 2012
                                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $ (7,221)            $ (7,786)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:                            --                   --
    Increase (decrease) in Accounts Payable                              342                  907
                                                                    --------             --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (6,879)              (6,879)

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and Gas Property                                               (10,000)             (10,000)
                                                                    --------             --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (10,000)             (10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                            --               15,000
  Issuance of common stock                                                --               10,000
                                                                    --------             --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             --               25,000
                                                                    --------             --------

NET INCREASE (DECREASE) IN CASH                                      (16,879)               8,121

CASH AT BEGINNING OF PERIOD                                           25,000                   --
                                                                    --------             --------

CASH AT END OF PERIOD                                               $  8,121             $  8,121
                                                                    ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                          $     --             $     --
                                                                    ========             ========

  Income Taxes                                                      $     --             $     --
                                                                    ========             ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2012
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of American Oil & Gas Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's S-1 Registration Statement filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the S-1 Registration Statement have been omitted.

NOTE 2. GOING CONCERN

As of April 30, 2012, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. INVESTMENTS IN OIL AND GAS PROPERTIES

CECIL BARLOW

On February 2, 2012, the Company paid $10,000 for a 100% working interest in the Cecil Barlow lease in Caddo Parish, Louisiana. The Cecil Barlow lease has a single well located on the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $7,221 for the three month period ended April 30, 2012. We incurred operating expenses of $7,786 for the period from inception (January 23, 2012) through April 30, 2012. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission.

Our net loss for the three months ended April 30, 2012 was $7,221 with no revenues. Our net loss from inception (January 23, 2012) through April 30, 2012 was $7,786.

As of April 30 2012, there is a total of $907 in accounts payable and $15,000 in a note payable owed by the company to Robert Gelfand, the Company's sole officer and director. The note is interest free and payable on demand.

We received our initial funding of $10,000 through the sale of common stock to Robert Gelfand who purchased 10,000,000 shares of our common stock at $0.001 per share in January, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had $8,121 in cash at April 30, 2012, and there were outstanding liabilities of $15,907. Mr. Gelfand has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we receive funding or have adequate revenue, but he has no legal obligation to do so. We are an exploration stage company and have generated no revenue since inception to April 30, 2012.

On June 4, 2012 our Registration Statement on Form S-1 was declared effective. Pursuant to the Registration Statement we are offering for sale a total of 10,000,000 shares of common stock at a price of $0.005 per share for a total of $50,000 (the "Offering").

PLAN OF OPERATION

Our current cash balance is $8,121. We believe our cash balance is sufficient to cover the expenses we will incur during the next twelve months in a limited operations scenario or until we raise the funding from our current Offering. In order to achieve our business plan goals, we will need the funding from our current Offering. We are an exploration stage company and have generated no revenue to date. We have sold $10,000 in equity securities to pay for our minimum level of operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin realizing revenue from our oil & gas sales. There is no assurance we will ever reach that point.

Our goal is to find exploitable oil or gas on our leased property. Our success depends on achieving that goal. There is the likelihood of the Cecil Barlow #1 well containing little or no economic value and funds that we spend on the reactivation will be lost. Even if we complete our current program and are successful in reworking the well into operation we cannot guarantee production will be substantial enough for us to be profitable.

Our plan of operation for the twelve months following funding is to complete the re-work and production program on the current lease while also searching for other appropriate leases. In addition to the $10,000 for the purchase of the Cecil Barlow #1 bore hold and the $14,194 we anticipate spending for the initial rework program, we anticipate spending an additional $3,875 (approx. $387.50 per month) for monthly maintenance fees once the well is operational, $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $6,931 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $50,000. We will require the funds from our current Offering to proceed.

The following work program has been recommended by Four Star Oil Company, the operator we have consulted for the re-working and subsequent operation of the Cecil Barlow #1.

PHASE 1: Rework program

     *    Cecil Barlow #1 is already a drilled well bore
     *    Well has been drilled down to 1,800 feet
     *    Well appears to have a couple of oil or gas zones
     * Work over will consist of pulling existing tubing, rods and down-hole pump, swabbing out the well, and placing new tubing, rods, and down-hole pump in the hole.

Costs to rework the well:

     Work Over crew to clean the well:                     $ 3,300
     Tubing delivered (1780ft $2.85 ft):                   $ 5,073
     Rods delivered (1780 ft @ $1.95):                     $ 3,471
     Down hole pump:                                       $ 1,500
     Misc:                                                 $   850
                                                           -------
         Estimated Total Rework cost:                      $14,194
                                                           =======

PHASE 2: monthly maintenance of working well:

     Chemicals, electricity, taxes, overhead, pumper:      $387.50 approx

We will not begin the re-work on the Cecil Barlow #1 until we raise funding. Once we receive funding it will take up to two months to get the well operational.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the rework of our current well before we start production of any oil or gas we may find. We believe that our current cash balance will allow us to operate for one year based on our current limited operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2012.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-180164, at the SEC website at :

Exhibit No.                       Description
-----------                       -----------

    3.1         Articles of Incorporation*
    3.2         Bylaws*
   31.1         Sec. 302 Certification of Principal Executive Officer
   31.2         Sec. 302 Certification of Principal Financial Officer
   32.1         Sec. 906 Certification of Principal Executive Officer
   32.2         Sec. 906 Certification of Principal Financial Officer
  101           Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  American Oil & Gas Inc.
                                  Registrant


Date  June 12, 2012               By: /s/ Robert Gelfand
                                      ------------------------------------------
                                      Robert Gelfand, Chief Executive Officer,
                                      Chief Financial and Accounting Officer and
                                      Sole Director