Form 10-Q
period 2012-07-31
American Oil & Gas Inc.
filed 2012-09-13
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of September 11, 2012

ITEM 1. FINANCIAL STATEMENTS

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of               As of
                                                                July 31, 2012       January 31, 2012
                                                                -------------       ----------------
                                                                 (Unaudited)           (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 15,101             $ 25,000
                                                                   --------             --------
TOTAL CURRENT ASSETS                                                 15,101               25,000

Oil and Gas Property (Successful Efforts Method)
 Unproven                                                            37,102                   --
                                                                   --------             --------

      TOTAL ASSETS                                                 $ 52,204             $ 25,000
                                                                   ========             ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  3,305             $    565
  Loan Payable - Related Party                                           --               15,000
                                                                   --------             --------
TOTAL CURRENT LIABILITIES                                             3,305               15,565

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   20,000,000 and 10,000,000 shares issued and outstanding
   as of July 31, 2012 and January 31, 2012                        $ 20,000             $ 10,000
  Additional Paid-In Capital                                         40,000                   --
  Deficit accumulated during exploration stage                      (11,102)                (565)
                                                                   --------             --------
TOTAL STOCKHOLDERS' EQUITY                                           48,898                9,435
                                                                   --------             --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 52,204             $ 25,000
                                                                   ========             ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                           January 23, 2012
                                               Three Months           Six Months             (inception)
                                                  ended                  ended                 through
                                              July 31, 2012          July 31, 2012          July 31, 2012
                                              ------------           ------------           ------------
REVENUES
  Revenues                                    $         --           $         --           $         --
                                              ------------           ------------           ------------
TOTAL REVENUES                                          --                     --                     --

EXPENSES
  General and Administration                         1,416                  5,337                  5,902
  Professional Fees                                  1,900                  5,200                  5,200
                                              ------------           ------------           ------------
TOTAL EXPENSES                                       3,316                 10,537                 11,102
                                              ------------           ------------           ------------

NET INCOME (LOSS)                             $     (3,316)          $    (10,537)          $    (11,102)
                                              ============           ============           ============

NET LOSS PER BASIC AND DILITED SHARE          $      (0.00)          $      (0.00)
                                              ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                             12,173,913             11,098,901
                                              ============           ============


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      January 23, 2012
                                                                  Six Months            (inception)
                                                                     ended                through
                                                                 July 31, 2012         July 31, 2012
                                                                 -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(10,537)             $(11,102)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                           2,740                 3,305
                                                                   --------              --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (7,796)               (7,796)

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and Gas Property                                              (37,102)              (37,102)
                                                                   --------              --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (37,102)              (37,102)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                      (15,000)                   --
  Issuance of common stock                                           50,000                60,000
                                                                   --------              --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        35,000                60,000
                                                                   --------              --------

NET INCREASE (DECREASE) IN CASH                                      (9,899)               15,101

CASH AT BEGINNING OF PERIOD                                          25,000                    --
                                                                   --------              --------

CASH AT END OF PERIOD                                              $ 15,101              $ 15,101
                                                                   ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --              $     --
                                                                   ========              ========

  Income Taxes                                                     $     --              $     --
                                                                   ========              ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2012
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of July 31, 2012, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. INVESTMENTS IN OIL AND GAS PROPERTIES

CECIL BARLOW

On July 18, 2012, the Company spent $26,437 to upgrade the well on the Cecil Barlow lease in Caddo Parish, Louisiana.

NOTE 4. RELATED PARTY TRANSACTIONS

As of July 31, 2012 the funds loaned by Robert Gelfand, President, have been repaid in full.

NOTE 5. STOCKHOLDERS' EQUITY

On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock, par value $.001.

As of July 31, 2012 the Company had 20,000,000 shares of common stock issued and outstanding.

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

We incurred operating expenses of $3,316 for the three month period ended July 31, 2012 with no revenues. We incurred operating expenses of $11,102 for the period from inception (January 23, 2012) through July 31, 2012. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission.

Our net loss for the three months ended July 31, 2012 was $3,316. Our net loss for the six months ended July 31, 2012 was $10,537 with no revenues. Our net loss from inception (January 23, 2012) through July 31, 2012 was $11,102.

We received our initial funding of $10,000 through the sale of common stock to Robert Gelfand who purchased 10,000,000 shares of our common stock at $0.001 per share in January, 2012. On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had $15,101 in cash at July 31, 2012, and there were outstanding liabilities of $3,305. Mr. Gelfand has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we receive funding or have adequate revenue, but he has no legal obligation to do so. We are an exploration stage company and have generated no revenue since inception to July 31, 2012.

PLAN OF OPERATION

Our current cash balance is $15,101. We believe our cash balance along with anticipated revenues from the reworked well will be sufficient to cover the expenses we will incur during the next twelve months. In order to achieve our business plan goals, we will need to realize revenue from our oil & gas sales.

We are an exploration stage company and have generated no revenue to date. We have sold $60,000 in equity securities to pay for our minimum level of operations.

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

During the quarter ended July 31, 2012 we spent $10,000 for the purchase of the Cecil Barlow #1 bore hole and $27,102 to complete the re-work and production program.

Our plan of operation for the next twelve months is to begin production on the current lease while also searching for other appropriate leases. We anticipate spending an additional $3,875 (approx. $387.50 per month) for monthly maintenance fees once the well is operational, $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,125 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $20,000.

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

To become profitable and competitive, we will need to realize revenue from our oil & gas sales. If we do not realize revenues we believe that our current cash balance will allow us to operate for approximately nine months.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-180164, at the SEC website at www.sec.gov:

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

                                  American Oil & Gas Inc.
                                  Registrant


Date September 11, 2012           By: /s/ Robert Gelfand
                                      ------------------------------------------
                                      Robert Gelfand, Chief Executive Officer,
                                      Chief Financial and Accounting Officer and
                                      Sole Director