Form 10-Q
period 2012-10-31
American Oil & Gas Inc.
filed 2012-12-26
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of December 26, 2012

ITEM 1. FINANCIAL STATEMENTS

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     (Unaudited)            (Audited)
                                                                        As of                 As of
                                                                   October 31, 2012      January 31, 2012
                                                                   ----------------      ----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $ 10,845               $ 25,000
  Accounts Receivable                                                      285                     --
                                                                      --------               --------
TOTAL CURRENT ASSETS                                                    11,130                 25,000

OIL AND GAS PROPERTY (SUCCESSFUL EFFORTS METHOD)
  Unproven                                                              37,102                     --
  Accumulated Depletion                                                   (928)                    --
                                                                      --------               --------

TOTAL OIL AND GAS PROPERTY                                              36,175                     --
                                                                      --------               --------

      TOTAL ASSETS                                                    $ 47,304               $ 25,000
                                                                      ========               ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $  2,740               $    565
  Loan Payable - Related Party                                              --                 15,000
                                                                      --------               --------
TOTAL CURRENT LIABILITIES                                                2,740                 15,565

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   20,000,000 and 10,000,000 shares issued and outstanding
   as of October 31, 2012 and January 31, 2012                          20,000                 10,000
  Additional Paid-In Capital                                            40,000                     --
  Deficit accumulated during exploration stage                         (15,436)                  (565)
                                                                      --------               --------
TOTAL STOCKHOLDERS' EQUITY                                              44,564                  9,435
                                                                      --------               --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 47,304               $ 25,000
                                                                      ========               ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                     January 23, 2012
                                                         Three Months           Nine Months            (inception)
                                                            ended                  ended                 through
                                                       October 31, 2012       October 31, 2012       October 31, 2012
                                                       ----------------       ----------------       ----------------
REVENUES
  Oil and Gas                                            $      1,228           $      1,228           $      1,228
                                                         ------------           ------------           ------------
TOTAL REVENUES                                                  1,228                  1,228                  1,228

EXPENSES
  Operating Expenses                                              943                    943                    943
  General and Administration                                    1,792                  7,128                  7,693
  Depletion                                                       928                    928                    928
  Professional Fees                                             1,900                  7,100                  7,100
                                                         ------------           ------------           ------------
TOTAL EXPENSES                                                  5,562                 16,099                 16,664
                                                         ------------           ------------           ------------

NET INCOME (LOSS)                                        $     (4,334)          $    (14,871)          $    (15,436)
                                                         ============           ============           ============

NET LOSS PER BASIC AND DILITED SHARE                     $      (0.00)          $      (0.00)
                                                         ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       20,000,000             14,087,591
                                                         ============           ============


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      January 23, 2012
                                                                  Nine Months           (inception)
                                                                     ended                through
                                                                October 31, 2012      October 31, 2012
                                                                ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(14,871)             $(15,436)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Depletion                                                            928                   928
    Accounts Receivable                                                 (285)                 (285)
    Accounts Payable                                                   2,175                 2,740
                                                                    --------              --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (12,053)              (12,053)

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and Gas Property                                               (37,102)              (37,102)
                                                                    --------              --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (37,102)              (37,102)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                       (15,000)                   --
  Issuance of common stock                                            50,000                60,000
                                                                    --------              --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         35,000                60,000
                                                                    --------              --------

NET INCREASE (DECREASE) IN CASH                                      (14,155)               10,845

CASH AT BEGINNING OF PERIOD                                           25,000                    --
                                                                    --------              --------

CASH AT END OF PERIOD                                               $ 10,845              $ 10,845
                                                                    ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                          $     --              $     --
                                                                    ========              ========

  Income Taxes                                                      $     --              $     --
                                                                    ========              ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2012
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of October 31, 2012, the Company has generated limited revenue and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. INVESTMENTS IN OIL AND GAS PROPERTIES

CECIL BARLOW

On July 18, 2012, the Company spent $26,437 to upgrade the well on the Cecil Barlow lease in Caddo Parish, Louisiana.

NOTE 4. RELATED PARTY TRANSACTIONS

As of October 31, 2012 the funds loaned by Robert Gelfand, President, have been repaid in full.

NOTE 5. STOCKHOLDERS' EQUITY

On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock, par value $.001.

As of October 31, 2012 the Company had 20,000,000 shares of common stock issued and outstanding.

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

We incurred operating expenses of $5,562 for the three month period ended October 31, 2012 with $1,228 in revenues. We incurred operating expenses of $16,664 for the period from inception (January 23, 2012) through October 31, 2012. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission.

Our net loss for the three months ended October 31, 2012 was $4,334. Our net loss for the six months ended October 31, 2012 was $14,871. Our net loss from inception (January 23, 2012) through October 31, 2012 was $15,436 with $1,228 in revenues.

We received our initial funding of $10,000 through the sale of common stock to Robert Gelfand who purchased 10,000,000 shares of our common stock at $0.001 per share in January, 2012. On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had $10,845 in cash at October 31, 2012, and there were outstanding liabilities of $2,740. We believe our cash balance along with anticipated revenues from the reworked well will be sufficient to cover the expenses we will incur during the next twelve months. We are an exploration stage company and have generated $1,228 in revenue since inception to October 31, 2012.

PLAN OF OPERATION

Our current cash balance is $10,845. We believe our cash balance along with anticipated revenues from the reworked well will be sufficient to cover the expenses we will incur during the next twelve months. In order to achieve our business plan goals, we will need to continue to realize revenue from our oil & gas sales. We are an exploration stage company and have generated $1,228 revenue to date. We have sold $60,000 in equity securities to pay for our start-up operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate sufficient revenues from our oil & gas sales. There is no assurance we will ever reach that point. In the meantime the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

During the quarter ended July 31, 2012 we spent $10,000 for the purchase of the Cecil Barlow #1 bore hole and $27,102 to complete the re-work and production program.

Our plan of operation for the next twelve months is to continue production on the current lease while also searching for other appropriate leases. We anticipate spending an additional $3,875 (approx. $387.50 per month) for monthly maintenance fees, $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,125 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $20,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-180164, at the SEC website at www.sec.gov:

Exhibit No.                        Description
-----------                        -----------

   3.1          Articles of Incorporation*
   3.2          Bylaws*
  31.1          Sec. 302 Certification of Principal Executive Officer
  31.2          Sec. 302 Certification of Principal Financial Officer
  32.1          Sec. 906 Certification of Principal Executive Officer
  32.2          Sec. 906 Certification of Principal Financial Officer
 101            Interactive data files pursuant to Rule 405 of Regulation S-T(1)

----------
(1)  To be filed by Amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  American Oil & Gas Inc.
                                  Registrant


Date  December 26, 2012           By: /s/ Robert Gelfand
                                      ------------------------------------------
                                      Robert Gelfand, Chief Executive Officer,
                                      Chief Financial and Accounting Officer and
                                      Sole Director