Form 10-K
period 2013-01-31
American Oil & Gas Inc.
filed 2013-05-16
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2013

                        Commission file number 333-180164

                             American Oil & Gas Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                 99-0372611
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                          Suite 400 - 601 West Broadway
                              Vancouver, BC V5Z 4C2
                                 (888) 609-1173
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                            Resident Agents of Nevada
                             711 S. Carson Street #4
                              Carson City, NV 89701
                Telephone (775)882-4641 Facsimile (775) 882-6818
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 16, 2013, the registrant had 20,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                             AMERICAN OIL & GAS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       10
Item 2.  Properties                                                         16
Item 3.  Legal Proceedings                                                  16
Item 4.  Mine Safety Disclosures                                            16

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          19
Item 8.  Financial Statements and Supplementary Data                        21
Item 9A. Controls and Procedures                                            31

                                    Part III

Item 10. Directors and Executive Officers                                   33
Item 11. Executive Compensation                                             34
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    35
Item 13. Certain Relationships and Related Transactions                     36
Item 14. Principal Accounting Fees and Services                             36

                                     Part IV

Item 15. Exhibits                                                           37

Signatures                                                                  38

                                     PART I

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this report and actual results may differ materially from historical results or our predictions of future results.

ITEM 1. BUSINESS

GENERAL INFORMATION

We are an exploration stage company with no limited revenues and a short operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We locate and lease existing wells for reactivation for the production of oil and gas that we will then sell, through an operator, to oil and gas brokers and gatherers. The gas sometimes may be sold directly to the public utility companies.

We currently own a one hundred percent interest in a lease of forty acres located in Caddo Parrish, Louisiana, there is currently one drilled well bore, the Cecil Barlow #1, on the property.

Our focus for the current fiscal year will be on developing our existing property, while continuing to pursue acquisition of additional leases and/or existing oil and gas wells which have potential for production, if revenues warrant.

EMERGING GROWTH COMPANY STATUS UNDER THE JOBS ACT

AO&G qualifies as an "emerging growth company" as defined in the Jumpstart our Business Startups Act (the "JOBS Act").

The JOBS Act creates a new category of issuers known as "emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

     *    The first fiscal year after its annual revenues exceed $1 billion;

     *    The first fiscal year after the fifth anniversary of its IPO;

     * The date on which the company has issued more than $1 billion in non-convertible debt during the previous three-year period; and

     * The first fiscal year in which the company has a public float of at least $700 million.

FINANCIAL AND AUDIT REQUIREMENTS

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

     * Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

     * Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

     * Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

     * Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor's attestation regarding the issuer's internal controls.

OFFERING REQUIREMENTS

In addition, during the IPO offering process, emerging growth companies are exempt from:

     * Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

     * Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

     * The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO "road show."

OTHER PUBLIC COMPANY REQUIREMENTS

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

     * The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

     * Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and

     * The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

We received our initial funding of $10,000 through the sale of common stock to Robert Gelfand who purchased 10,000,000 shares of our common stock at $0.001 per share in January, 2012. On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share with 20,000,000 common shares issued and outstanding as of January 31, 2013.

GENERAL INFORMATION ABOUT OUR CURRENT LEASE

ACQUISITION OF THE LEASE

On February 2, 2012 the Company signed an assignment agreement with Four Star Oil Company of Oil City, Louisiana which transferred all the right title and interest in an oil, gas and mineral lease between The Cecil and Annie Lou Barlow Trust in favor of Four Star Oil Company recorded under Instrument No. 2026712, covering and affecting the property described as: SE 1/4 of the NE 1/4 of
Section 6, Township 21 North, Range 15 West, Caddo Parish Louisiana. The consideration for the assignment was $10.00. Concurrent with the assignment agreement being signed the Company purchased for $10,000 the bore hole on the Cecil Barlow #1 well that is located in the lease executed between Four Star Oil Company and The Cecil and Annie Lou Barlow Trust. There are currently three additional orphaned wells on the property that if we are successful with the Cecil Barlow #1 well we could make application to secure the other wells for production.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The Cecil Barlow #1 lease will remain in force as long as the well is in production. We are required to pay a 25% royalty on all revenue from the sale of the oil. The gatherer of the oil from the site will make the payments directly to The Cecil and Annie Lou Barlow Trust and the operator prior to forwarding the remaining proceeds to the Company.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

Location: The property is located in the Caddo Pine Island Field which lies in the northern part of Caddo Parish, Louisiana. The Caddo Pine Island Field is flanked to the west by Caddo Lake and to the east by the Red River. Latitude:
32.89778, Longitude: -93.96389. The Cecil Barlow #1 well is located in the 40 acres of property described as: SE1/4of the NE1/4of Section 6, Township 21 North, Range 15 West, Caddo Parish Louisiana.

Access: Easy access to the property is available via existing roadways in the area. The highway system in Caddo Parrish is vast and modern. The highway system in nearby Shreveport, the largest city in the area, consists of The Outer Loop Freeway Interstate 220 on the north and The Inner Loop Freeway, Louisiana Highway 3132 on the south, forming approximately an 8-mile diameter semi-loop around downtown. Another loop is formed by the Bert Kouns Industrial Loop, (LA Hwy 526) and circles further south bisecting Interstate 49. Interstate 49 is currently under constuction to extend to Hwy 549 in Arkansas.

Shreveport lies along the route of the proposed Interstate 69 North American Free Trade Agreement (NAFTA) superhighway that will link Canada, the U.S. industrial Midwest, Texas, and Mexico.

Climate: The area has a humid subtropical climate. Rainfall is abundant, with the normal annual precipitation averaging nearly 47 inches, with monthly averages ranging from less than 3 inches in August to more than 5 inches in May. Severe thunderstorms with heavy rain, hail, damaging winds and tornadoes occur in the area during the spring and summer months. The winter months are normally mild, with an average of 35 days of freezing or below-freezing temperatures per year, with ice and sleet storms possible. Summer months are hot and humid, with maximum temperatures exceeding 90 degrees an average of 91 days per year, with high to very high relative average humidity, sometimes exceeding the 90 percent level.

Local Resources & Infrastructure: The Town of Oil City, LA, located 3 miles from the property, offers some of the necessary infrastructure required to base and carry-out our proposed oil & gas program, (limited accommodations, communications, some equipment and supplies). The independent operator, Four Star Oil Company, who will carry out the rework and monthly maintenance on the well, is located in Oil City. Larger or specialized equipment can be acquired in the City of Shreveport, lying 25 miles to the south.

HISTORY

In 1906, the Caddo-Pine Island Field in northern Caddo Parish, Louisiana was discovered, and a rush of leasing and drilling activity ensued. In 1908, the first natural gas pipeline was constructed to transport gas from Caddo-Pine Island to Shreveport, Louisiana. This was one of the earliest commercial uses of natural gas, which was commonly viewed as an undesirable by-product of oil production and often "flared" or burnt off at the well site.

Other innovations in the Caddo-Pine Island Field included the first over-water oil platform, which was constructed in the field on Caddo Lake in 1910. In that same year, a major oil pipeline was constructed from Caddo-Pine Island Field to a refinery built and operated by Standard Oil Company of Louisiana in Baton Rouge, Louisiana. The refinery continues to operate today.

The Caddo-Pine Island field is located approximately 15 miles north of the City of Shreveport in Caddo Parish, La., and Marion County, Tex., which covers a portion of the Ark-La-Tex Area. The discovery well in the Caddo-Pine Island field was the Savage Bros. & Morrical No.1 Offenhauser, which was completed March 28, 1905, in the Annona Chalk at a depth of 1,556 ft. The well was located near Oil City, La. By the close of 1907 23 wells had been drilled -eight of which produced oil, 11 produced gas, and four were abandoned. Development of the field continued at a rapid pace during the following years, and by 1918 the production reached a peak of 11 million bbl/year.

GEOLOGICAL SETTING

The Caddo Pine Island Field sits on top of the Subine uplift, which is the stratigraphic uplift in Northern Louisiana. Due to the uplift many of the formations on the top of it became excellent reservoir rock for hydrocarbons. Impervious formations lying just above these called caprock cause traps that the oil and gas accumulate up against under pressure. When these caprock formations are drilled through and into the reservoir rock the pressure is then released and will flow to the surface carrying oil and gas with it. Production has been obtained from several horizons, ranging in depth from the Nacatoch sand at 800 ft to the Hosston or Travis Peak which is found at 2,500 ft near the crest of the dome of the Lower Cretaceous beds.

DISTRIBUTION METHODS

We plan to distribute oil and gas that we produce through oil and gas gathering companies with the gas sometimes being sold directly to public utility companies. The operator, Four Star Oil Company, will make the arrangements with the gathering companies.

If we do find a gas well for lease the distribution agreements for gas generally provide for the company to tap into the distribution line of a gas distribution company, and we would be paid for our gas at the market price at the time of delivery less any transportation charge from the gas transmission company. These charges can range from 5% upward of the market value of the gas, depending on the competition among transmission companies in the area of the wells.

COMPETITION

We operate in a highly competitive environment for acquiring properties, modernizing existing wells and marketing oil and natural gas we may produce. The majority of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we plan to operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry.

Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is largely established by major international producers. Pricing for natural gas is more regional; however, more favorable prices can usually be negotiated for larger quantities of oil and/or gas product. In this respect, while we believe we have a price disadvantage when compared to larger producers, we view our primary pricing risk to be related to a potential decline in international prices to a level which could render our production uneconomical.

We will be committed to use the services of the existing gathering companies in our present area of production. This potentially gives such gathering companies certain short-term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company may require substantial additional costs.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

REGULATION OF TRANSPORTATION OF OIL

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of crude oil will be affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state.

Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors. Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines' published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

REGULATION OF TRANSPORTATION AND SALE OF NATURAL GAS

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those Acts by the FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Although the FERC's orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we may eventually operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors.

REGULATION OF PRODUCTION

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. All states, in which we may operate in the future, have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that can be produced from wells and to limit the number of wells or the locations, although companies can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

SOURCE AND AVAILABILITY OF RAW MATERIALS

We have no significant raw materials. However, if we are successful in our plan of operations we may make use of numerous oil field service companies. We currently only have one well lease in Louisiana, where there are numerous oil field service companies.

MAJOR CUSTOMERS

If we are successful in our plan of operation, we will principally sell our oil and natural gas production through our operator to marketers and other purchasers that have access to nearby pipeline facilities. Generally, in areas where there is no practical access to pipelines, oil is trucked to storage facilities. We believe that the loss of any of these oil and gas purchasers would not materially impact our business, because we could readily find other purchasers for our oil and gas as produced.

PATENTS, TRADEMARKS, FRANCHISES, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We have no patents, trademarks, licenses, concessions, or labor contracts. We will pay royalties to mineral owners and owners of overriding royalties on the oil and gas leases. These royalties usually are 25%, as is the case with the Cecil Barlow #1. The leases are good and royalties are owed as long as there is production on the property.

ENVIRONMENTAL COMPLIANCE AND RISKS

Oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while we believe this generally to be the case for our production activities in Louisiana, there are various regulations issued by the Environmental Protection Agency ("EPA") and other governmental agencies that would govern significant spills, blow-outs, or uncontrolled emissions.

In Louisiana, specific oil and gas regulations apply to the drilling, completion and operations of wells, and the disposal of waste oil and salt water. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency.

At the federal level, among the more significant laws and regulations that may affect our business and the oil and gas industry are: The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as "CERCLA" or Superfund; the Oil Pollution Act of 1990; the Resource Conservation and Recovery Act, also known as "RCRA"; the Clean Air Act; Federal Water Pollution Control Act of 1972, or the Clean Water Act; and the Safe Drinking Water Act of 1974.

Compliance with these regulations may constitute a significant cost and effort for us. No specific accounting for environmental compliance has been projected by us at this time. We are not presently aware of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which our acquired property is involved or subject to, or arising out of any predecessor operations.

In the event of a breach of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies which include: ordering a clean-up of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities. In certain egregious situations the agencies may also pursue criminal remedies against us or our principal officers.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $10,000 for the lease on our current property.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Robert Gelfand. Mr. Gelfand currently devotes 2-4 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITY HOLDERS

We voluntarily make available an annual report including audited financials on Form 10-K to security holders. We file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, reports on Form 8-K as necessary, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding the Company and filed with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR COMPANY

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THEREFORE THERE IS SUBSTANTIAL UNCERTAINTY WE WILL CONTINUE ACTIVITIES IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2012 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $565 from inception to January 31, 2012. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *    our ability to locate a profitable oil & gas property

     *    our ability to generate revenues

     *    our ability to reduce operating costs

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and reactivation of oil & gas properties. As a result, we may not generate revenues in the future. Failure to generate revenues may cause us to suspend or cease activities.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT OUR ACQUISITION ACTIVITY WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Because we are small and do not have much capital, we must limit our acquisition activity. As such we may not be able to lease as many properties as we would like. In that event, a profitable oil or gas reserve may go undiscovered. Without producing wells we cannot generate revenues and you will lose your investment.

WE WILL BE RELIANT UPON AN OUTSIDE OPERATOR TO REWORK THE WELLS AND MONITOR THE DAY TO DAY OPERATION. IF THE OPERATOR FAILS TO CARRY OUT THE TERMS OF OUR AGREEMENT OR WE LOSE THE SERVICES OF THE OPERATOR OUR BUSINESS MAY FAIL.

The re-working of our current well and monthly maintenance of the well once production commences will be carried out by an independent operator, Four Star Oil Company. We have an operating agreement in place with Four Star Oil Company, however their failure to live up to the terms of the agreement or an outright cancellation of the agreement could have an adverse effect on production and future revenues, consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OUR SOLE OFFICER AND/OR DIRECTOR DOES NOT HAVE ANY FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF OIL AND GAS EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our sole officer and director is Robert Gelfand. Mr. Gelfand has no formal training as a geologist or in the technical aspects of management of an oil and gas company. His prior business experience has primarily been in venture capital for development and start-up stage companies. With no direct training or experience in these oil and gas industry, he may not be fully aware of the specific requirements related to working within this industry. His decisions and choices may not take into account standard engineering or managerial approaches oil and gas companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to his lack of experience in this industry.

BECAUSE OUR OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING 5 TO 10% OF HIS TIME OR APPROXIMATELY TWO TO FOUR HOURS PER WEEK TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

Because our officer and director has other outside business activities and will only be devoting 5 to 10% of his time or two to four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result our business plan may be periodically interrupted or suspended.

OUR DIRECTOR WILL CONTINUE TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS AS A MINORITY STOCKHOLDER, YOU WOULD HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT YOUR ABILITY TO EVER RESELL ANY SHARES YOU PURCHASE.

Our executive officer and director owns 50% of our common stock. He has significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect your ability to ever resell your shares. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

OUR SOLE OFFICER AND DIRECTOR LIVES OUTSIDE THE UNITED STATES, MAKING IT DIFFICULT FOR AN INVESTOR TO ENFORCE LIABILITIES IN FOREIGN JURISDICTIONS.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. However, since our officer and director resides outside the United States, substantially all or a portion of his assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon him or to enforce any judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state thereof.

BECAUSE OUR SOLE OFFICER AND DIRECTOR LIVES IN VANCOUVER, CANADA, AND OUR CURRENT WELL IS IN CADDO PARRISH, LOUISIANA, THERE MAY BE A HIGHER RISK THAT OUR BUSINESS MAY FAIL.

The distance from where our sole officer and director lives, and where the well operations are located, may create a detrimental situation due to lack of oversight. Though we have an operating agreement with Four Star Oil to monitor the well production, there is no assurance that it will be carried out properly without direct oversight by our officer and director. This could have an adverse effect on production and future revenues, consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

RISKS RELATING TO THE OIL AND NATURAL GAS INDUSTRY AND OUR BUSINESS

A SUBSTANTIAL OR EXTENDED DECLINE IN OIL AND NATURAL GAS PRICES MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS AND OUR ABILITY TO MEET OUR CAPITAL EXPENDITURE OBLIGATIONS AND FINANCIAL COMMITMENTS.

The prices we may receive in the future for our oil and natural gas production will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we may receive for any future production, and the levels of the production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

     *    changes in global supply and demand for oil and natural gas;

     * the actions of the Organization of Petroleum Exporting Countries, or OPEC;

     *    the price and quantity of imports of foreign oil and natural gas;

     * political conditions, including embargoes, in or affecting other oil-producing activity;

     * the level of global oil and natural gas exploration and production activity;

     *    the level of global oil and natural gas inventories;

     *    weather conditions;

     *    technological advances affecting energy consumption; and

     *    the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease any prospective revenues on a per share basis but also may reduce the amount of oil and natural gas that we may be able to produce economically. Lower prices will also negatively impact the value of a proven reserve when and if we are able to find them. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

PRODUCTION OF OIL AND NATURAL GAS ARE HIGH RISK ACTIVITIES WITH MANY UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

Our future success will depend on the success of exploitation, development and production activities. Oil and natural gas production activities are subject to numerous risks beyond our control, including the risk that an existing well will not result in commercially viable oil or natural gas production. Our decisions to lease, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.

IF OUR ASSESSMENT OF OUR LEASED PROPERTY, OR ANY FUTURE LEASED PROPERTIES, IS MATERIALLY INACCURATE, IT COULD HAVE SIGNIFICANT IMPACT ON FUTURE OPERATIONS AND EARNINGS.

The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:

     *    the amount of recoverable reserves;

     *    future oil and natural gas prices;

     *    estimates of operating costs;

     *    estimates of future development costs;

     *    estimates of the costs and timing of plugging and abandonment; and

     *    potential environmental and other liabilities.

Our assessment will not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies.

IF OIL AND NATURAL GAS PRICES DECREASE, WE MAY BE REQUIRED TO TAKE WRITE-DOWNS OF THE CARRYING VALUE OF OUR OIL AND NATURAL GAS PROPERTY, POTENTIALLY NEGATIVELY IMPACTING THE TRADING VALUE OF OUR SECURITIES.

Accounting rules require that we review periodically the carrying value of our oil and natural gas property for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas property. A write-down could constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

RESERVE ESTIMATES DEPEND ON MANY ASSUMPTIONS THAT MAY TURN OUT TO BE INACCURATE. ANY MATERIAL INACCURACIES IN THESE RESERVE ESTIMATES OR UNDERLYING ASSUMPTIONS WILL MATERIALLY AFFECT THE QUANTITIES AND PRESENT VALUE OF OUR RESERVES.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of our reported reserves. The process also requires economic assumptions about matters such as oil and natural gas prices, operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise. All of these factors would have a negative impact on earnings and net income, and most likely the trading price of our securities.

WE MAY INCUR SUBSTANTIAL LOSSES AND BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS AS A RESULT OF OUR OIL AND NATURAL GAS OPERATIONS.

We do not currently have insurance for possible risks. Losses and liabilities arising from uninsured events could materially and adversely affect our business, financial condition or results of operations. The oil and natural gas production activities will be subject to all of the operating risks associated with the production of oil and natural gas, including the possibility of:

     * environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

     *    abnormally pressured formations;

     *    mechanical difficulties;

     *    fires and explosions;

     *    personal injuries and death; and

     *    natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to our company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then it could adversely affect us.

OUR OPERATIONS MAY INCUR SUBSTANTIAL LIABILITIES TO COMPLY WITH THE ENVIRONMENTAL LAWS AND REGULATIONS.

Oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before production commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with production activities, limit or prohibit activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition as well as the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.

UNLESS WE REPLACE OUR OIL AND NATURAL GAS RESERVES, OUR RESERVES AND PRODUCTION WILL DECLINE, WHICH WOULD ADVERSELY AFFECT OUR CASH FLOWS AND INCOME.

Unless we conduct successful development and exploitation activities or acquire properties containing proved reserves, our proved reserves when we find them will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. If we are unable to develop, exploit, find or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing property would be incapable of sustaining commercial production.

IF ACCESS TO MARKETS IS RESTRICTED, IT COULD NEGATIVELY IMPACT OUR PRODUCTION, OUR INCOME AND ULTIMATELY OUR ABILITY TO RETAIN OUR LEASE AND ANY FUTURE LEASES.

Market conditions or the unavailability of satisfactory oil and natural gas gathering arrangements may hinder access to oil and natural gas markets or delay production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. The ability to market production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business.

COMPETITION IN THE OIL AND NATURAL GAS INDUSTRY IS INTENSE, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

We will operate in a highly competitive environment. Our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. We may not be able to compete successfully.

ITEM 2. PROPERTIES

We do not currently own any property. The Company leases shared office facilities at Suite 400 - 601 West Broadway, Vancouver, BC V5Z 4C2 on a month-to-month basis for approximately $50 per month. The facilities include answering services, fax services, reception area and shared office and meeting facilities as well as secretarial services which are available on a pay as needed basis. The telephone number is (888)609-1173. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of January 31, 2013, we had 10,000,000 shares of $0.0001 par value common stock issued and outstanding held by 27 shareholders of record.

Our common stock is currently listed on the OTCBB under the symbol "AOIX". The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the U.S. Securities and Exchange Commission or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

There has been no active trading of our securities, and, therefore, no high and low bid pricing. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2013.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $2,951 in revenues since inception (January 23, 2012) and have incurred $22,200 in expenses through January 31, 2013. For the years ended January 31, 2013 and 2012 we incurred $21,635 and $565, respectively, in general and administrative expenses and professional fees.

The following table provides selected financial data about our company for the years ended January 31, 2013 and 2012.

             Balance Sheet Data:           1/31/13          1/31/12
             -------------------           -------          -------

             Cash                          $10,117          $25,000
             Total assets                  $45,551          $25,000
             Total liabilities             $ 4,800          $15,565
             Shareholders' equity          $40,751          $ 9,435

Cash provided by financing activities since inception through January 31, 2013 was $10,000 from the sale of 10,000,000 shares of common stock to our officer and director in January 2012.

On July 12, 2012, we completed our offering pursuant to a Registration Statement on Form S-1, selling 10,000,000 shares of common stock to 27 individuals for cash in the amount of $0.005 per share, for total proceeds of $50,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2013 was $10,117, $187 in accounts receivable and $4,800 in accounts payable. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our current cash balance is $10,117. We believe our cash balance along with anticipated revenues from the reworked well will be sufficient to cover the expenses we will incur during the next twelve months. In order to achieve our business plan goals, we will need to continue to realize revenue from our oil & gas sales. We are an exploration stage company and have generated $2,951 revenue to date. We have sold $60,000 in equity securities to pay for our start-up operations.

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

During the year ended January 31, 2013 we spent $10,000 for the purchase of the Cecil Barlow #1 bore hole and $27,102 to complete the re-work and production program.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin extracting minerals, if they are found. There is no assurance we will ever reach that point.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Oil & Gas Inc.

I have audited the accompanying balance sheets of American Oil & Gas Inc. (An Exploration Stage Company) as of January 31, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the years ended January 31, 2013 and 2012 and for the period from January 23, 2012 (inception), to January 31, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas Inc., (An Exploration Stage Company) as of January 31, 2013 and 2012, and the results of its operations and cash flows for the years ended January 31, 2013 and 2012 and the period from January 23, 2012 (inception), to January 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
--------------------------------
George Stewart
Seattle, Washington
April 29, 2013

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of                 As of
                                                                   January 31, 2013      January 31, 2012
                                                                   ----------------      ----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $ 10,117              $ 25,000
  Accounts Receivable                                                       187                    --
                                                                       --------              --------
      TOTAL CURRENT ASSETS                                               10,304                25,000

OIL AND GAS PROPERTY (SUCCESSFUL EFFORTS METHOD)
  Unproven                                                               37,102                    --
  Accumulated Depletion                                                  (1,855)                   --
                                                                       --------              --------
      TOTAL OIL AND GAS PROPERTY                                         35,247                    --
                                                                       --------              --------

      TOTAL ASSETS                                                     $ 45,551              $ 25,000
                                                                       ========              ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                     $  4,800              $    565
  Loan Payable - Related Party                                               --                15,000
                                                                       --------              --------
      TOTAL CURRENT LIABILITIES                                           4,800                15,565

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   20,000,000 and 10,000,000 shares issued and outstanding
   as of January 31, 2013 and January 31, 2012                         $ 20,000              $ 10,000
  Additional Paid-In Capital                                             40,000                    --
  Deficit accumulated during exploration stage                          (19,249)                 (565)
                                                                       --------              --------
      TOTAL STOCKHOLDERS' EQUITY                                         40,751                 9,435
                                                                       --------              --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 45,551              $ 25,000
                                                                       ========              ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                              January 23, 2012
                                                                                (inception)
                                   Year ended             Year ended              through
                                January 31, 2013       January 31, 2012       January 31, 2013
                                ----------------       ----------------       ----------------
REVENUES
  Oil and Gas                     $      2,951           $         --           $      2,951
                                  ------------           ------------           ------------
      TOTAL REVENUES                     2,951                     --                  2,951

EXPENSES
  Operating Expenses                     2,763                     --                  2,763
  General and Administration             8,016                    565                  8,581
  Depletion                              1,855                     --                  1,855
  Professional Fees                      9,000                     --                  9,000
                                  ------------           ------------           ------------
      TOTAL EXPENSES                    21,635                    565                 22,200
                                  ------------           ------------           ------------

NET INCOME (LOSS)                 $    (18,684)          $       (565)          $    (19,249)
                                  ============           ============           ============
NET LOSS PER BASIC AND
 DILITED SHARE                    $      (0.00)          $      (0.00)
                                  ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          15,573,770             10,000,000
                                  ============           ============


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From January 23, 2012 (Inception) through January 31, 2013
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                           Common       Additional       During
                                             Common         Stock         Paid-in      Exploration
                                              Stock         Amount        Capital         Stage          Total
                                              -----         ------        -------         -----          -----
BALANCE, JANUARY 23, 2012                           --    $       --     $       --     $       --     $       --

Stock issued for cash on January 23, 2012
 @ $0.001 per share                         10,000,000        10,000             --             --         10,000

Net loss,  January 31, 2012                                                                   (565)          (565)
                                            ----------    ----------     ----------     ----------     ----------

BALANCE, JANUARY 31, 2012                   10,000,000        10,000             --           (565)         9,435
                                            ==========    ==========     ==========     ==========     ==========

Stock issued for cash on July 12, 2012
 @ $0.005 per share                         10,000,000        10,000         40,000             --         50,000

Net loss, January 31, 2013                                                                 (18,684)       (18,684)
                                            ----------    ----------     ----------     ----------     ----------

BALANCE, JANUARY 31, 2013                   20,000,000    $   20,000     $   40,000      $ (19,249)    $   40,751
                                            ==========    ==========     ==========     ==========     ==========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                       January 23, 2012
                                                                                                         (inception)
                                                                Year ended           Year ended            through
                                                             January 31, 2013     January 31, 2012     January 31, 2013
                                                             ----------------     ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(18,684)            $   (565)            $(19,249)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Depletion                                                       1,855                   --                1,855
    Accounts Receivable                                              (187)                  --                 (187)
    Accounts Payable                                                4,235                  565                4,800
                                                                 --------             --------             --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (12,781)                  --              (12,781)

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and Gas Property                                            (37,102)                  --              (37,102)
                                                                 --------             --------             --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (37,102)                  --              (37,102)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                    (15,000)              15,000                   --
  Issuance of common stock                                         50,000               10,000               60,000
                                                                 --------             --------             --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      35,000               25,000               60,000
                                                                 --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                   (14,883)              25,000               10,117

CASH AT BEGINNING OF PERIOD                                        25,000                   --                   --
                                                                 --------             --------             --------

CASH AT END OF PERIOD                                            $ 10,117             $ 25,000             $ 10,117
                                                                 ========             ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --             $     --             $     --
                                                                 ========             ========             ========

  Income Taxes                                                   $     --             $     --             $     --
                                                                 ========             ========             ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2013
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American Oil and Gas Inc. (the Company) was incorporated under the laws of the State of Nevada on January 23, 2012. The Company was formed to engage in the acquisition, exploration and development of oil and gas properties.

The Company is in the exploration stage. The Company currently operates a single well. The Company has not commenced any exploration activities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a January 31, year-end.

BASIC EARNINGS (LOSS) PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2013
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

OIL AND GAS PROPERTIES

Oil and gas investments are accounted for by the successful efforts method of accounting. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs, and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed.

Depletion of capitalized oil and gas well costs is provided using the units of production method based on estimated proved developed oil and gas reserves of the respective oil and gas properties.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company's financial statements.

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2013
--------------------------------------------------------------------------------

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to January 31, 2013 and generated a net loss of $19,249. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage with limited operations on a single well and has minimal expenses, however, management believes that the Company's current cash of $10,117 is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6. INVESTMENTS IN OIL AND GAS PROPERTIES

Cecil Barlow

On February 2, 2012 the Company acquired the Cecil Barlow lease in Caddo Parish, Louisiana for $10,000. Subsequently, the Company has spent an additional $27,102 in upgrades to the well.

As of January 31, 2013 the Company has depleted the asset by $1,855.

NOTE 7. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of January 31, 2013, $15,000 the funds loaned by Robert Gelfand, President, have been repaid in full.

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2013
--------------------------------------------------------------------------------

NOTE 8. INCOME TAXES

                                                          As of January 31, 2013
                                                          ----------------------
      Deferred tax assets:
        Net operating tax carryforwards                          $ 19,249
        Tax rate                                                       34%
                                                                 --------
        Gross deferred tax assets                                   6,545
        Valuation allowance                                        (6,545)
                                                                 --------

        Net deferred tax assets                                  $     --
                                                                 ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9. NET OPERATING LOSSES

As of January 31, 2013, the Company has a net operating loss carryforward of approximately $19,249. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

NOTE 10. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On January 23, 2012, the Company issued a total of 10,000,000 shares of common stock to its sole officer/director for cash in the amount of $0.001 per share for a total of $10,000.

On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock, par value $.001.

As of January 31, 2013 the Company had 20,000,000 shares of common stock issued and outstanding.

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2013
--------------------------------------------------------------------------------

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2013:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 20,000,000 shares issued and outstanding.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after January 31, 2013 up through date the Company issued these financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The name, age and title of our executive officer/director at January 31, 2013 is as follows:

Name & Address             Age    Position     Date First Elected   Term Expires
--------------             ---    --------     ------------------   ------------
Robert Gelfand             47     President,        1/23/12           1/31/14
Suite 400 - 601 W Broadway        Secretary,
Vancouver, BC                     Treasurer,
V5Z 4C2                           CFO, CEO &
                                  Director

The foregoing person is a promoter of AO&G, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Robert Gelfand currently devotes 2-4 hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

BACKGROUND INFORMATION

ROBERT GELFAND has been the President, CEO, Treasurer, CFO, Secretary, and Director of the Company since inception. From July 1996 to the present he has been a Director of StarAsia Capital Inc., a venture capital company for development and start-up stage companies in Bangkok, Thailand and Vancouver, Canada. Mr. Gelfand has held officer and director positions of several publicly traded companies over the past 15 years.

Mr. Gelfand holds a Bachelor of Commerce Degree (Finance major) from The University of British Columbia, in Vancouver, BC, Canada where he received it in 1989. Mr. Gelfand also holds the Chartered Financial Analyst designation (CFA) which he received from the CFA Institute in Charlottesville, Virginia. He intends to devote his time as required to the business of the Company.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Robert Gelfand.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Robert          2012     0          0          0           0          0             0             0         0
Gelfand,
President,
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------

Robert         0              0              0           0           0           0            0           0            0
Gelfand,
CEO & CFO

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Robert Gelfand,      0         0          0             0                0              0             0
Director

There are no current employment agreements between the company and its executive officer.

In January 2012 Robert Gelfand purchased 10,000,000 shares of our common stock at $0.001 per share. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Gelfand currently devotes approximately 2-4 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2013 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                         Amount and Nature     Percentage of
                       Name and Address                    of Beneficial          Common
Title of Class        of Beneficial Owner                    Ownership            Stock(1)
--------------        -------------------                    ---------            --------
Common Stock       Robert Gelfand, Director                  10,000,000             50%
                   Suite 400-601 West Broadway                 Direct
                   Vancouver, BC  V5Z 4C2

Common Stock       Officer and/or director as a Group        10,000,000             50%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report, there were 8,800,000 shares of our common stock issued and outstanding, 6,000,000 shares being held by our officer and director.

FUTURE SALES BY EXISTING STOCKHOLDERS

As of January 31, 2013, a total of 10,000,000 shares have been issued to Robert Gelfand, an officer/director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities "initially issued" by a shell company (other than a business combination related shell company) or an issuer that has "at any time previously" been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to sell his shares at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2012 Mr. Gelfand purchased 10,000,000 shares of our common stock at $0.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $8,800 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2013.

The total fees charged to the Company for audit services, including quarterly reviews, were $0 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2012.

                                     PART IV

ITEM 15.  EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                  Description
------                  -----------

  3(i)         Articles of Incorporation*
  3(ii)        Bylaws*
 31.1          Sec. 302 Certification of CEO
 31.2          Sec. 302 Certification of CFO
 32.1          Sec. 906 Certification of CEO
 23.2          Sec. 906 Certification of CFO
101            Interactive Data Files pursuant to Regulation S-T

----------
* Included in our Registration Statement of Form S-1 under Commission File Number 333-180164.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2013             American Oil & Gas Inc.


                             /s/ Robert Gelfand
                             ---------------------------------------------------
                         By: Robert Gelfand
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 16, 2013             American Oil & Gas Inc.


                             /s/ Robert Gelfand
                             ---------------------------------------------------
                         By: Robert Gelfand
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)