Form 10-Q
period 2013-04-30
American Oil & Gas Inc.
filed 2013-06-14
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of June 11, 2013

ITEM 1. FINANCIAL STATEMENTS

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                 (Unaudited)          (Audited)
                                                                    As of               As of
                                                                April 30, 2013     January 31, 2013
                                                                --------------     ----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,327            $ 10,117
  Accounts Receivable                                                    --                 187
  Deposits                                                              700                  --
                                                                   --------            --------
      TOTAL CURRENT ASSETS                                            2,027              10,304

Oil and Gas Property (Successful Efforts Method)
  Unproven                                                           37,102              37,102
  Accumulated Depletion                                              (2,783)             (1,855)
                                                                   --------            --------

TOTAL ASSETS                                                       $ 36,347            $ 45,551
                                                                   ========            ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,787            $  4,800
                                                                   --------            --------
      TOTAL CURRENT LIABILITIES                                       1,787               4,800

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of April 30, 2013 and January 31, 2013                       $ 20,000            $ 20,000
  Additional Paid-In Capital                                         40,000              40,000
  Deficit accumulated during exploration stage                      (25,440)            (19,249)
                                                                   --------            --------
TOTAL STOCKHOLDERS' EQUITY                                           34,560              40,751
                                                                   --------            --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 36,347            $ 45,551
                                                                   ========            ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                  January 23, 2012
                                                        Three Months          Three Months          (inception)
                                                           ended                 ended                through
                                                       April 30, 2013        April 30, 2012        April 30, 2013
                                                       --------------        --------------        --------------
REVENUES
  Oil and Gas                                            $        --           $        --           $     2,951
                                                         -----------           -----------           -----------
TOTAL REVENUES                                                    --                    --                 2,951

EXPENSES
  Operating Expenses                                           1,539                    --                 4,303
  General and Administration                                     190                 3,921                 8,771
  Depletion                                                      928                    --                 2,783
  Professional Fees                                            3,535                 3,300                12,535
                                                         -----------           -----------           -----------
TOTAL EXPENSES                                                 6,192                 7,221                28,391
                                                         -----------           -----------           -----------

NET INCOME (LOSS)                                        $    (6,192)          $    (7,221)          $   (25,440)
                                                         ===========           ===========           ===========

NET LOSS PER BASIC AND DILITED SHARE                     $     (0.00)          $     (0.00)
                                                         ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      20,000,000            10,000,000
                                                         ===========           ===========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     January 23, 2012
                                                                 Three Months       Three Months       (inception)
                                                                    ended              ended             through
                                                                April 30, 2013     April 30, 2012     April 30, 2013
                                                                --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (6,192)          $ (7,221)          $(25,440)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Deposits                                                           (700)                --               (700)
    Depletion                                                           928                 --              2,783
    Accounts Receivable                                                 187                 --                 --
    Accounts Payable                                                 (3,013)               342              1,787
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (8,790)            (6,879)           (21,571)

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and Gas Property                                                   --            (10,000)           (37,102)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --            (10,000)           (37,102)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                           --                 --                 --
  Issuance of common stock                                               --                 --             60,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             60,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (8,790)           (16,879)             1,327

CASH AT BEGINNING OF PERIOD                                          10,117             25,000                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $  1,327           $  8,121           $  1,327
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2013


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of American Oil & Gas Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of April 30, 2013, the Company has generated limited revenue and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated $2,951 in revenues to date.

We incurred operating expenses of $6,192 for the three month period ended April 30, 2013 with no revenues. We incurred operating expenses of $28,391 for the period from inception (January 23, 2012) through April 30, 2013. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission.

Our net loss for the three months ended April 30, 2013 was $6,192. Our net loss for the three months ended April 30, 2012 was $7,221. Our net loss from inception (January 23, 2012) through April 30, 2013 was $25,440 with $2,951 in revenues.

We received our initial funding of $10,000 through the sale of common stock to Robert Gelfand who purchased 10,000,000 shares of our common stock at $0.001 per share in January, 2012. On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had $1,327 in cash at April 30, 2013, and there were outstanding liabilities of $1,787. We believe our cash balance along with anticipated revenues from the reworked well will be sufficient to cover the expenses we will incur during the next twelve months. We are an exploration stage company and have generated $2,951 in revenue since inception to April 30, 2013.

PLAN OF OPERATION

Our current cash balance is $1,327. We believe our cash balance along with anticipated revenues from the reworked well will be sufficient to cover the expenses we will incur during the next twelve months. In order to achieve our business plan goals, we will need to continue to realize revenue from our oil & gas sales. We are an exploration stage company and have generated $2,951 revenue to date. We have sold $60,000 in equity securities to pay for our start-up operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                  American Oil & Gas Inc.
                                  Registrant


Date June 11, 2013                By: /s/ Robert Gelfand
                                      ------------------------------------------
                                      Robert Gelfand, Chief Executive Officer,
                                      Chief Financial and Accounting Officer and
                                      Sole Director