Form 10-Q
period 2013-07-31
American Oil & Gas Inc.
filed 2013-09-16
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of September 16, 2013

ITEM 1. FINANCIAL STATEMENTS

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of                 As of
                                                                July 31, 2013        January 31, 2013
                                                                -------------        ----------------
                                                                 (Unaudited)            (Audited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  8,516              $ 10,117
  Accounts Receivable                                                    --                   187
                                                                   --------              --------
TOTAL CURRENT ASSETS                                                  8,516                10,304

Oil and Gas Property (Successful Efforts Method)
  Unproven                                                           37,102                37,102
  Accumulated Depletion                                              (3,710)               (1,855)
                                                                   --------              --------

      TOTAL ASSETS                                                 $ 41,908              $ 45,551
                                                                   ========              ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  5,487              $  4,800
  Loan Payable - Related Party                                       25,000                    --
                                                                   --------              --------
TOTAL CURRENT LIABILITIES                                            30,487                 4,800

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of July 31, 2013 and January 31, 2013                          20,000                20,000
  Additional Paid-In Capital                                         40,000                40,000
  Deficit accumulated during exploration stage                      (48,579)              (19,249)
                                                                   --------              --------
TOTAL STOCKHOLDERS' EQUITY                                           11,421                40,751
                                                                   --------              --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 41,908              $ 45,551
                                                                   ========              ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          January 23, 2012
                                  Three Months      Three Months      Six Months         Six Months         (inception)
                                     ended             ended             ended              ended             through
                                 July 31, 2013     July 31, 2012     July 31, 2013      July 31, 2012      July 31, 2013
                                 -------------     -------------     -------------      -------------      -------------
REVENUES
  Revenues                       $         --      $         --      $         --       $         --       $      2,951
                                 ------------      ------------      ------------       ------------       ------------
TOTAL REVENUES                             --                --                --                 --              2,951

EXPENSES
  Operating Expenses                    1,552                --             3,091                 --              5,854
  General and Administration           14,999             1,416            15,189              5,337             23,770
  Depletion                               928                --             1,855                 --              3,710
  Professional Fees                     5,660             1,900             9,196              5,200             18,196
                                 ------------      ------------      ------------       ------------       ------------
TOTAL EXPENSES                         23,139             3,316            29,331             10,537             51,530
                                 ------------      ------------      ------------       ------------       ------------

NET INCOME (LOSS)                $    (23,139)     $     (3,316)     $    (29,331)      $    (10,537)      $    (48,579)
                                 ============      ============      ============       ============       ============
NET LOSS PER BASIC AND
 DILITED SHARE                   $      (0.00)     $      (0.00)     $      (0.00)      $      (0.00)
                                 ============      ============      ============       ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         20,000,000        12,173,913        20,000,000         11,098,901
                                 ============      ============      ============       ============


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         January 23, 2012
                                                                     Six Months         Six Months         (inception)
                                                                        ended              ended             through
                                                                    July 31, 2013      July 31, 2012      July 31, 2013
                                                                    -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(29,331)          $(10,537)          $(48,579)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Depletion                                                             1,855                 --              3,710
    Accounts Receivable                                                     187                 --                 --
    Accounts Payable                                                        687              2,740              5,487
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (26,601)            (7,796)           (39,382)

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and Gas Property                                                       --            (37,102)           (37,102)
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --            (37,102)           (37,102)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                           25,000            (15,000)            25,000
  Issuance of common stock                                                   --             50,000             60,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            25,000             35,000             85,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (1,601)            (9,899)             8,516

CASH AT BEGINNING OF PERIOD                                              10,117             25,000                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $  8,516           $ 15,101           $  8,516
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2013
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of July 31, 2013, the Company has generated limited revenue and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

As of July 31, 2013, $25,000 is owed to Robert Gelfand, President, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

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

We incurred operating expenses of $23,139 for the three month period ended July 31, 2013 with no revenues. For the same three month period ended July 31, 2012 we had no revenues and incurred expenses of $3,316. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $29,331 for the six month period ended July 31, 2013 with no revenues. For the same six month period ended July 31, 2012 we had no revenues and incurred expenses of $10,537. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $51,530 for the period from inception (January 23, 2012) through July 31, 2013. Our net loss from inception (January 23, 2012) through July 31, 2013 was $48,579 with $2,951 in revenues.

We received our initial funding of $10,000 through the sale of common stock to Robert Gelfand who purchased 10,000,000 shares of our common stock at $0.001 per share in January, 2012. On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had $8,516 in cash at July 31, 2013, and there were outstanding liabilities of $30,487. We believe our cash balance along with anticipated revenues from the reworked well will be sufficient to cover the expenses we will incur during the next twelve months. We are an exploration stage company and have generated $2,951 in revenue since inception to July 31, 2013.

PLAN OF OPERATION

Our current cash balance is $8,516. We believe our cash balance along with anticipated revenues from the reworked well will be sufficient to cover the expenses we will incur during the next twelve months. In order to achieve our business plan goals, we will need to continue to realize revenue from our oil & gas sales. We are an exploration stage company and have generated $2,951 revenue to date. We have sold $60,000 in equity securities to pay for our start-up operations. The president of the company has loaned the company $25,000 as of July 31, 2013.

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

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have generated revenues of $2,951 from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                  American Oil & Gas Inc.
                                  Registrant


Date September 16, 2013           By: /s/ Robert Gelfand
                                      ------------------------------------------
                                      Robert Gelfand, Chief Executive Officer,
                                      Chief Financial and Accounting Officer and
                                      Sole Director