Form 10-Q
period 2013-10-31
American Oil & Gas Inc.
filed 2013-12-13
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of December 13, 2013

ITEM 1. FINANCIAL STATEMENTS

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                      (Unaudited)            (Audited)
                                                                         As of                 As of
                                                                   October 31, 2013      January 31, 2013
                                                                   ----------------      ----------------

                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $  6,915              $ 10,845
  Accounts Receivable                                                        --                   285
                                                                       --------              --------
      TOTAL CURRENT ASSETS                                                6,915                11,130

Oil and Gas Property (Successful Efforts Method)
  Unproven                                                               37,102                37,102
  Accumulated Depletion                                                  (4,638)                 (928)
                                                                       --------              --------
      TOTAL OIL AND GAS PROPERTY                                         32,464                36,175
                                                                       --------              --------

      TOTAL ASSETS                                                     $ 39,380              $ 47,304
                                                                       ========              ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                     $ 10,568              $  2,740
  Loan Payable - Related Party                                           25,000                    --
                                                                       --------              --------
      TOTAL CURRENT LIABILITIES                                          35,568                 2,740

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   20,000,000 and 10,000,000 shares issued and outstanding
   as of October 31, 2013 and January 31, 2013                           20,000                20,000
  Additional Paid-In Capital                                             40,000                40,000
  Deficit accumulated during exploration stage                          (56,188)              (15,436)
                                                                       --------              --------
      TOTAL STOCKHOLDERS' EQUITY                                          3,812                44,564
                                                                       --------              --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 39,380              $ 47,304
                                                                       ========              ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                          January 23, 2012
                                    Three Months      Three Months      Nine Months      Nine Months         (inception)
                                       ended             ended             ended            ended              through
                                   ctober 31, 2013  October 31, 2012  October 31, 2013 October 31, 2012   October 31, 2013
                                   ---------------  ----------------  ---------------- ----------------   ----------------
REVENUES
  Oil and Gas                       $         --      $      1,228      $         --     $      1,228       $      2,951
                                    ------------      ------------      ------------     ------------       ------------
TOTAL REVENUES                                --             1,228                --            1,228              2,951

EXPENSES
  Operating Expenses                       2,920               943             6,011              943              8,774
  General and Administration               1,006             1,792            16,195            7,128             24,776
  Depletion                                  928               928             2,783              928              4,638
  Professional Fees                        2,754             1,900            11,950            7,100             20,950
                                    ------------      ------------      ------------     ------------       ------------
TOTAL EXPENSES                             7,608             5,562            36,939           16,099             59,138
                                    ------------      ------------      ------------     ------------       ------------

NET INCOME (LOSS)                   $     (7,608)     $     (4,334)     $    (36,939)    $    (14,871)      $    (56,188)
                                    ============      ============      ============     ============       ============
NET LOSS PER BASIC AND
 DILITED SHARE                      $      (0.00)     $      (0.00)     $      (0.00)    $      (0.00)
                                    ============      ============      ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                   20,000,000        20,000,000        20,000,000       14,087,591
                                    ============      ============      ============     ============


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                             January 23, 2012
                                                                  Nine Months           Nine Months            (inception)
                                                                     ended                 ended                 through
                                                                October 31, 2013      October 31, 2013       October 31, 2013
                                                                ----------------      ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(36,939)             $ (4,334)             $(56,188)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Depletion                                                          2,783                   928                 4,638
    Accounts Receivable                                                  187                  (285)                   --
    Accounts Payable                                                   5,768                 2,175                10,568
                                                                    --------              --------              --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (28,202)               (1,517)              (40,983)

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and Gas Property                                                    --               (37,102)              (37,102)
                                                                    --------              --------              --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --               (37,102)              (37,102)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                        25,000               (15,000)               25,000
  Issuance of common stock                                                --                50,000                60,000
                                                                    --------              --------              --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         25,000                35,000                85,000
                                                                    --------              --------              --------

NET INCREASE (DECREASE) IN CASH                                       (3,202)               (3,619)                6,915

CASH AT BEGINNING OF PERIOD                                           10,117                25,000                    --
                                                                    --------              --------              --------

CASH AT END OF PERIOD                                               $  6,915              $ 21,381              $  6,915
                                                                    ========              ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                          $     --              $     --              $     --
                                                                    ========              ========              ========

  Income Taxes                                                      $     --              $     --              $     --
                                                                    ========              ========              ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2013


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

NOTE 2. GOING CONCERN

As of October 31, 2013, the Company has generated limited revenue and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

As of October 31, 2013, $25,000 is owed to Robert Gelfand, President, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

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

We incurred operating expenses of $7,608 for the three month period ended October 31, 2013 with no revenues. For the same three month period ended October 31, 2012 we had $1,228 in revenues and incurred expenses of $5,562. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $36,939 for the nine month period ended October 31, 2013 with no revenues. For the same nine month period ended October 31, 2012 we had $1,228 in revenues and incurred expenses of $16,099. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports with the U.S. Securities and Exchange Commission.

We incurred operating expenses of $59,138 for the period from inception (January 23, 2012) through October 31, 2013. Our net loss from inception (January 23,
2012) through October 31, 2013 was $56,188 with $2,951 in revenues.

We received our initial funding of $10,000 through the sale of common stock to Robert Gelfand who purchased 10,000,000 shares of our common stock at $0.001 per share in January 2012. On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had $6,915 in cash at October 31, 2013, and there were outstanding liabilities of $39,380. We believe our cash balance along with anticipated revenues from the reworked well will be sufficient to cover the expenses we will incur during the next twelve months. We are an exploration stage company and have generated $2,951 in revenue since inception to October 31, 2013.

PLAN OF OPERATION

Our current cash balance is $6,915. We believe our cash balance along with anticipated revenues from the reworked well will be sufficient to cover the expenses we will incur during the next twelve months. In order to achieve our business plan goals, we will need to continue to realize revenue from our oil & gas sales. We are an exploration stage company and have generated $2,951 revenue to date. We have sold $60,000 in equity securities to pay for our start-up operations. The president of the company has loaned the company $25,000 as of October 31, 2013.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   American Oil & Gas Inc.
                                         Registrant

Date December 13, 2013             By: /s/ Robert Gelfand
                                      ------------------------------
                                      Robert Gelfand, Chief Executive Officer,
                                      Chief Financial and Accounting Officer
                                      and Sole Director