Form 10-K
period 2014-01-31
American Oil & Gas Inc.
filed 2014-05-07
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 2, 2014, the registrant had 20,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                             AMERICAN OIL & GAS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       10
Item 2.  Properties                                                         15
Item 3.  Legal Proceedings                                                  16
Item 4.  Mine Safety Disclosures                                            16

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          19
Item 8.  Financial Statements and Supplementary Data                        21
Item 9A. Controls and Procedures                                            31

                                    Part III

Item 10. Directors and Executive Officers                                   33
Item 11. Executive Compensation                                             34
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    35
Item 13. Certain Relationships and Related Transactions                     36
Item 14. Principal Accounting Fees and Services                             37

                                     Part IV

Item 15. Exhibits                                                           38

Signatures                                                                  39

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

The JOBS Act creates a new category of issuers known as "emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of: o The first fiscal year after its annual revenues exceed $1 billion;

     *    The first fiscal year after its annual revenues exceed $1 billion;

     *    The first fiscal year after the fifth anniversary of its IPO;

     * The date on which the company has issued more than $1 billion in non-convertible debt during the previous three-year period; and

     * The first fiscal year in which the company has a public float of at least $700 million.

FINANCIAL AND AUDIT REQUIREMENTS

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may: o Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

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

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share with 20,000,000 common shares issued and outstanding as of January 31, 2014.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2012 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $61,580 from inception to January 31, 2014. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of January 31, 2014, we had 20,000,000 shares of $0.0001 par value common stock issued and outstanding held by 27 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $2,951 in revenues since inception (January 23, 2012) and have incurred $64,531 in expenses through January 31, 2014. For the years ended January 31, 2014 and 2013 we incurred $24,395 and $10,779, respectively, in operating and general and administrative expenses, $14,227 and $9,000 in professional fees and recorded $3,710 and $1,855 in depletion expenses.

The following table provides selected financial data about our company for the years ended January 31, 2014 and 2013.

           Balance Sheet Data:            1/31/14            1/31/13
           -------------------            -------            -------

           Cash                          $  6,728           $ 10,117
           Total assets                  $ 38,265           $ 45,551
           Total liabilities             $ 39,845           $  4,800
           Shareholders' equity          $ (1,580)          $ 40,751

Cash provided by financing activities since inception through January 31, 2014 was $10,000 from the sale of 10,000,000 shares of common stock to our officer and director in January 2012 and $50,000 from the sale of 10,000,000 shares of common stock to 27 individuals for cash in the amount of $0.005 per share on July 12, 2012 pursuant to a Registration Statement on Form S-1.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2014 was $6,728 with $14,845 in accounts payable and $25,000 in a loan payable to a related party. If we experience a shortage of funds in the next twelve months we may utilize additional funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our current cash balance is $6,728. We believe our cash balance along with anticipated revenues from the reworked well will be sufficient to cover the expenses we will incur during the next twelve months. In order to achieve our business plan goals, we will need to continue to realize revenue from our oil & gas sales. We are an exploration stage company and have generated $2,951 revenue to date. We have sold $60,000 in equity securities to pay for our start-up operations.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Oil & Gas Inc.

I have audited the accompanying balance sheets of American Oil & Gas Inc. (An Exploration Stage Company) as of January 31, 2014 and 2013, and the related statements of operations, stockholders' equity and cash flows for the years ended January 31, 2014 and 2013 and for the period from January 23, 2012 (inception), to January 31, 2014. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas Inc., (An Exploration Stage Company) as of January 31, 2014 and 2013, and the results of its operations and cash flows for the years ended January 31, 2014 and 2013 and the period from January 23, 2012 (inception), to January 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
---------------------------------
Seattle, Washington
May 1, 2014

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                       As of                  As of
                                                                  January 31, 2014       January 31, 2013
                                                                  ----------------       ----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $  6,728               $ 10,117
  Accounts Receivable                                                       --                    187
                                                                      --------               --------
TOTAL CURRENT ASSETS                                                     6,728                 10,304

OIL AND GAS PROPERTY (SUCCESSFUL EFFORTS METHOD)
  Unproven                                                              37,102                 37,102
  Accumulated Depletion                                                 (5,565)                (1,855)
                                                                      --------               --------
TOTAL OIL AND GAS PROPERTY                                              31,537                 35,247
                                                                      --------               --------

      TOTAL ASSETS                                                    $ 38,265               $ 45,551
                                                                      ========               ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $ 14,845               $  4,800
  Loan Payable - Related Party                                          25,000                      0
                                                                      --------               --------
TOTAL CURRENT LIABILITIES                                               39,845                  4,800

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   20,000,000 and 10,000,000 shares issued and outstanding
   as of January 31, 2014 and January 31, 2013                          20,000                 20,000
  Additional Paid-In Capital                                            40,000                 40,000
  Deficit accumulated during exploration stage                         (61,580)               (19,249)
                                                                      --------               --------
TOTAL STOCKHOLDERS' EQUITY                                              (1,580)                40,751
                                                                      --------               --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 38,265               $ 45,551
                                                                      ========               ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          January 23, 2012
                                                                                            (inception)
                                               Year ended             Year ended              through
                                            January 31, 2014       January 31, 2013       January 31, 2014
                                            ----------------       ----------------       ----------------
REVENUES
  Oil and Gas                                 $         --           $      2,951           $      2,951
                                              ------------           ------------           ------------
TOTAL REVENUES                                          --                  2,951                  2,951

EXPENSES
  Operating Expenses                                 7,212                  2,763                  9,976
  General and Administration                        17,183                  8,016                 25,764
  Depletion                                          3,710                  1,855                  5,565
  Professional Fees                                 14,227                  9,000                 23,227
                                              ------------           ------------           ------------
TOTAL EXPENSES                                      42,331                 21,635                 64,531
                                              ------------           ------------           ------------

NET INCOME (LOSS)                             $    (42,331)          $    (18,684)          $    (61,580)
                                              ============           ============           ============

NET LOSS PER BASIC AND DILITED SHARE          $      (0.00)          $      (0.00)
                                              ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                             20,000,000             15,573,770
                                              ============           ============


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From January 23, 2012 (Inception) through January 31, 2014
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                           Common       Additional       During
                                             Common         Stock         Paid-in      Exploration
                                              Stock         Amount        Capital         Stage          Total
                                              -----         ------        -------         -----          -----
BALANCE, JANUARY 23, 2012                           --    $       --     $       --     $       --     $       --

Stock issued for cash on January 23, 2012
 @ $0.001 per share                         10,000,000        10,000             --             --         10,000

Net loss, January 31, 2012                                                                    (565)          (565)
                                            ----------    ----------     ----------     ----------     ----------

BALANCE, JANUARY 31, 2012                   10,000,000        10,000             --           (565)         9,435
                                            ==========    ==========     ==========     ==========     ==========

Stock issued for cash on July 12, 2012
 @ $0.005 per share                         10,000,000        10,000         40,000             --         50,000

Net loss, January 31, 2013                                                                 (18,684)       (18,684)
                                            ----------    ----------     ----------     ----------     ----------

BALANCE, JANUARY 31, 2013                   20,000,000        20,000         40,000        (19,249)        40,751
                                            ==========    ==========     ==========     ==========     ==========

Net loss, January 31, 2014                                                                 (42,331)       (42,331)
                                            ----------    ----------     ----------     ----------     ----------

BALANCE, JANUARY 31, 2014                   20,000,000    $   20,000     $   40,000     $  (61,580)    $   (1,580)
                                            ==========    ==========     ==========     ==========     ==========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        January 23, 2012
                                                                                                          (inception)
                                                                 Yaer ended           Year ended            through
                                                              January 31, 2014     January 31, 2013     January 31, 2014
                                                              ----------------     ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(42,331)            $(18,684)            $(61,580)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Depletion                                                        3,710                1,855                5,565
    Accounts Receivable                                                187                 (187)                  --
    Accounts Payable                                                10,045                4,235               14,845
                                                                  --------             --------             --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (28,389)             (12,781)             (41,170)

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and Gas Property                                                  --              (37,102)             (37,102)
                                                                  --------             --------             --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --              (37,102)             (37,102)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                      25,000              (15,000)              25,000
  Issuance of common stock                                              --               50,000               60,000
                                                                  --------             --------             --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       25,000               35,000               85,000
                                                                  --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                     (3,389)             (14,883)               6,728

CASH AT BEGINNING OF PERIOD                                         10,117               25,000                   --
                                                                  --------             --------             --------

CASH AT END OF PERIOD                                             $  6,728             $ 10,117             $  6,728
                                                                  ========             ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --             $     --             $     --
                                                                  ========             ========             ========

  Income Taxes                                                    $     --             $     --             $     --
                                                                  ========             ========             ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2014
--------------------------------------------------------------------------------

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

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2014
--------------------------------------------------------------------------------

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

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2014
--------------------------------------------------------------------------------

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to January 31, 2014 and generated a net loss of $61,580. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage with limited operations on a single well and has minimal expenses, however, management believes that the Company's current cash of $6,728 is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6. INVESTMENTS IN OIL AND GAS PROPERTIES

Cecil Barlow

On February 2, 2012 the Company acquired the Cecil Barlow lease in Caddo Parish, Louisiana for $10,000. Subsequently, the Company has spent an additional $27,102 in upgrades to the well.

As of January 31, 2014 the Company has depleted the asset by $5,565.

NOTE 7. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of January 31, 2014, $25,000 is owed to Robert Gelfand, President, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2014
--------------------------------------------------------------------------------

NOTE 8. INCOME TAXES

                                                          As of January 31, 2014
                                                          ----------------------
Deferred tax assets:
  Net operating tax carryforwards                                $ 61,580
  Tax rate                                                             34%
                                                                 --------
Gross deferred tax assets                                          20,937
Valuation allowance                                               (20,937)
                                                                 --------

Net deferred tax assets                                          $     --
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

NOTE 9. NET OPERATING LOSSES

As of January 31, 2014, the Company has a net operating loss carryforward of approximately $61,580. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of January 31, 2014 the Company had 20,000,000 shares of common stock issued and outstanding.

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2014
--------------------------------------------------------------------------------

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2014:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 20,000,000 shares issued and outstanding.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after January 31, 2014 up through the date the Company issued these financial statements.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The name, age and title of our executive officer/director at January 31, 2013 is as follows:

Name & Address             Age    Position     Date First Elected   Term Expires
--------------             ---    --------     ------------------   ------------
Robert Gelfand             48     President,        1/23/12           1/31/15
Suite 400 - 601 W Broadway        Secretary,
Vancouver, BC                     Treasurer,
V5Z 4C2                           CFO, CEO &
                                  Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Robert          2013     0          0          0           0          0             0             0         0
Gelfand,        2012     0          0          0           0          0             0             0         0
President,
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

As of January 31, 2014 $25,000 is owed to Mr. Gelfand from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

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

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report, there were 20,000,000 shares of our common stock issued and outstanding, 10,000,000 shares being held by our officer and director.

FUTURE SALES BY EXISTING STOCKHOLDERS

As of January 31, 2014, a total of 10,000,000 shares have been issued to Robert Gelfand, an officer/director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

As of January 31, 2014 $25,000 is owed to Mr. Gelfand from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $8,800 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2014.

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

May 2, 2014              American Oil & Gas Inc.


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

May 2, 2014              American Oil & Gas Inc.


                             /s/ Robert Gelfand
                             ---------------------------------------------------
                         By: Robert Gelfand
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)