Form 10-Q
period 2014-04-30
American Oil & Gas Inc.
filed 2014-06-13
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares as of June 12, 2014

ITEM 1. FINANCIAL STATEMENTS

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                               (Unaudited)            (Audited)
                                                                  As of                 As of
                                                              April 30, 2014       January 31, 2014
                                                              --------------       ----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                           $    490             $  6,728
                                                                 --------             --------
TOTAL CURRENT ASSETS                                                  490                6,728

Oil and Gas Property (Successful Efforts Method)
       Unproven                                                    40,109               37,102
       Accumulated Depletion                                       (6,493)              (5,565)
                                                                 --------             --------

      TOTAL ASSETS                                               $ 34,106             $ 38,265
                                                                 ========             ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                               $ 14,473             $ 14,845
  Loan Payable - Related Party                                     27,000               25,000
                                                                 --------             --------
TOTAL CURRENT LIABILITIES                                          41,473               39,845

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 20,000,000 shares issued and outstanding
   as of April 30, 2014 and January 31, 2014                       20,000               20,000
  Additional Paid-In Capital                                       40,000               40,000
  Deficit accumulated during exploration stage                    (67,366)             (61,580)
                                                                 --------             --------
TOTAL STOCKHOLDERS' EQUITY                                         (7,366)              (1,580)
                                                                 --------             --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $ 34,106             $ 38,265
                                                                 ========             ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                  January 23, 2012
                                      Three Months           Three Months           (inception)
                                         ended                  ended                 through
                                     April 30, 2014         April 30, 2013         April 30, 2014
                                     --------------         --------------         --------------
REVENUES
  Oil and Gas                         $         --           $         --           $      2,951
                                      ------------           ------------           ------------
TOTAL REVENUES                                  --                     --                  2,951

EXPENSES
  Operating Expenses                         3,141                  1,539                 13,116
  General and Administration                   718                    190                 26,481
  Depletion                                    928                    928                  6,493
  Professional Fees                          1,000                  3,535                 24,227
                                      ------------           ------------           ------------
TOTAL EXPENSES                               5,786                  6,192                 70,317
                                      ------------           ------------           ------------

NET INCOME (LOSS)                     $     (5,786)          $     (6,192)          $    (67,366)
                                      ============           ============           ============
NET LOSS PER BASIC AND
DILITED SHARE                         $      (0.00)          $      (0.00)
                                      ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              20,000,000             20,000,000
                                      ============           ============


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           January 23, 2012
                                                                   Three Months         Three Months         (inception)
                                                                      ended                ended               through
                                                                  April 30, 2014       April 30, 2013       April 30, 2014
                                                                  --------------       --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $ (5,786)            $ (6,192)            $(67,366)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                               --                 (700)                  --
    Depletion                                                             928                  928                6,493
    Accounts Receivable                                                    --                  187                   --
    Accounts Payable                                                     (373)              (3,013)              14,473
                                                                     --------             --------             --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (5,231)              (8,790)             (46,401)

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and Gas Property                                                 (3,007)                  --              (40,109)
                                                                     --------             --------             --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (3,007)                  --              (40,109)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                          2,000                   --               27,000
  Issuance of common stock                                                 --                   --               60,000
                                                                     --------             --------             --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           2,000                   --               87,000
                                                                     --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                        (6,238)              (8,790)                 490

CASH AT BEGINNING OF PERIOD                                             6,728               10,117                   --
                                                                     --------             --------             --------

CASH AT END OF PERIOD                                                $    490             $  1,327             $    490
                                                                     ========             ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --             $     --             $     --
                                                                     ========             ========             ========

  Income Taxes                                                       $     --             $     --             $     --
                                                                     ========             ========             ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2014
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of American Oil & Gas Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of April 30, 2014, the Company has generated limited revenue and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

As of April 30, 2014, $27,000 is owed to Robert Gelfand, President, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

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

We incurred operating expenses of $5,786 for the three month period ended April 30, 2014 with no revenues. We incurred operating expenses of $67,366 for the period from inception (January 23, 2012) through April 30, 2014. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission.

Our net loss for the three months ended April 30, 2014 was $5,786. Our net loss for the three months ended April 30, 2013 was $6,192. Our net loss from inception (January 23, 2012) through April 30, 2014 was $67,366 with $2,951 in revenues.

We received our initial funding of $10,000 through the sale of common stock to Robert Gelfand who purchased 10,000,000 shares of our common stock at $0.001 per share in January, 2012. On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had $490 in cash at April 30, 2014, and there were outstanding liabilities of $41,473. We do not believe our cash balance will be sufficient to cover the expenses we will incur during the next twelve months, we will require revenues from operations or loans from our director in order to continue. We are an exploration stage company and have generated $2,951 in revenue since inception to April 30, 2014.

PLAN OF OPERATION

Our current cash balance is $490. In order to achieve our business plan goals, we will need to continue to realize revenue from our oil & gas sales. We are an exploration stage company and have generated $2,951 revenue to date. We have sold $60,000 in equity securities to pay for our start-up operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                  American Oil & Gas Inc.
                                  Registrant


Date June 12, 2014                By: /s/ Robert Gelfand
                                      ------------------------------------------
                                      Robert Gelfand, Chief Executive Officer,
                                      Chief Financial and Accounting Officer and
                                      Sole Director