Form 10-Q
period 2014-07-31
American Oil & Gas Inc.
filed 2014-09-19
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares as of September 15, 2014

ITEM 1. FINANCIAL STATEMENTS

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                 (Unaudited)            (Audited)
                                                                    As of                 As of
                                                                July 31, 2014        January 31, 2014
                                                                -------------        ----------------
ASSETS

CURRENT ASSETS
  Cash                                                             $  3,527              $  6,728
                                                                   --------              --------
TOTAL CURRENT ASSETS                                                  3,527                 6,728

Oil and Gas Property (Successful Efforts Method)
  Unproven                                                           40,109                37,102
  Accumulated Depletion                                              (7,496)               (5,565)
                                                                   --------              --------

      TOTAL ASSETS                                                 $ 36,140              $ 38,265
                                                                   ========              ========

         LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $ 20,776              $ 14,845
  Loan Payable - Related Party                                       37,000                25,000
                                                                   --------              --------
TOTAL CURRENT LIABILITIES                                            57,776                39,845

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 20,000,000 shares issued and outstanding
   as of July 31, 2014 and January 31, 2014                          20,000                20,000
  Additional Paid-In Capital                                         40,000                40,000
  Deficit accumulated during exploration stage                      (81,635)              (61,580)
                                                                   --------              --------
TOTAL STOCKHOLDERS' EQUITY                                          (21,635)               (1,580)
                                                                   --------              --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 36,140              $ 38,265
                                                                   ========              ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        January 23, 2012
                                Three Months      Three Months      Six Months         Six Months         (inception)
                                   ended             ended             ended              ended             through
                               July 31, 2014     July 31, 2013     July 31, 2014      July 31, 2013      July 31, 2014
                               -------------     -------------     -------------      -------------      -------------
REVENUES
  Revenues                      $        --       $        --       $        --        $        --        $     2,951
                                -----------       -----------       -----------        -----------        -----------
TOTAL REVENUES                           --                --                --                 --              2,951

EXPENSES
  Operating Expenses                  1,732             1,552             4,872              3,091             14,848
  General and Administration          2,663            14,999             3,381             15,189             29,144
  Depletion                           1,003               928             1,930              1,855              7,496
  Professional Fees                   8,872             5,660             9,872              9,196             33,098
                                -----------       -----------       -----------        -----------        -----------
TOTAL EXPENSES                       14,269            23,139            20,055             29,331             84,586
                                -----------       -----------       -----------        -----------        -----------

NET INCOME (LOSS)               $   (14,269)      $   (23,139)      $   (20,055)       $   (29,331)       $   (81,635)
                                ===========       ===========       ===========        ===========        ===========
NET LOSS PER BASIC AND
 DILITED SHARE                  $     (0.00)      $     (0.00)      $     (0.00)       $     (0.00)
                                ===========       ===========       ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       20,000,000        20,000,000        20,000,000         20,000,000
                                ===========       ===========       ===========        ===========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         January 23, 2012
                                                                     Six Months         Six Months         (inception)
                                                                        ended              ended             through
                                                                    July 31, 2014      July 31, 2013      July 31, 2014
                                                                    -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(20,055)          $(29,331)          $(81,635)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Depletion                                                            1,930              1,855             20,776
    Accounts Receivable                                                     --                187                 --
    Accounts Payable                                                     5,931                687              7,496
                                                                      --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (12,194)           (26,601)           (53,364)

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and Gas Property                                                  (3,007)                --            (40,109)
                                                                      --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (3,007)                --            (40,109)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                          12,000             25,000             37,000
  Issuance of common stock                                                  --                 --             60,000
                                                                      --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           12,000             25,000             97,000
                                                                      --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (3,201)            (1,601)             3,527

CASH AT BEGINNING OF PERIOD                                              6,728             10,117                 --
                                                                      --------           --------           --------

CASH AT END OF PERIOD                                                 $  3,527           $  8,516           $  3,527
                                                                      ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                            $     --           $     --           $     --
                                                                      ========           ========           ========

  Income Taxes                                                        $     --           $     --           $     --
                                                                      ========           ========           ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2014
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of July 31, 2014, the Company has generated limited revenue and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

As of July 31, 2014, $37,000 is owed to Robert Gelfand, President, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

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

We incurred operating expenses of $14,269 for the three month period ended July 31, 2014 with no revenues. We incurred operating expenses of $21,587 for the same three month period ended July 31, 2013 with no revenues. We incurred operating expenses of $20,055 and $26,240 for the six month periods ended July 31, 2014 and 2013, with no revenues in either period. We incurred operating expenses of $84,586 for the period from inception (January 23, 2012) through July 31, 2014 with $2,951 in revenues resulting in a net loss of $81,635. Our expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission.

We received our initial funding of $10,000 through the sale of common stock to Robert Gelfand who purchased 10,000,000 shares of our common stock at $0.001 per share in January, 2012. On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had $3,527 in cash at July 31, 2014, and there were outstanding liabilities of $57,776. We do not believe our cash balance will be sufficient to cover the expenses we will incur during the next twelve months, we will require revenues from operations or loans from our director in order to continue. We are an exploration stage company and have generated $2,951 in revenue since inception to July 31, 2014.

PLAN OF OPERATION

Our current cash balance is $3.527. In order to achieve our business plan goals, we will need to continue to realize revenue from our oil & gas sales. We are an exploration stage company and have generated $2,951 revenue to date. We have sold $60,000 in equity securities to pay for our start-up operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                  American Oil & Gas Inc.
                                  Registrant


Date September 19, 2014           By: /s/ Robert Gelfand
                                      ------------------------------------------
                                      Robert Gelfand, Chief Executive Officer,
                                      Chief Financial and Accounting Officer and
                                      Sole Director