Form 10-Q
period 2014-10-31
American Oil & Gas Inc.
filed 2014-12-22
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

                        Commission file number 333-180164


                             AMERICAN OIL & GAS INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                       6860 S. Yosemite Court, Suite 2000
                              Centennial, CO 80112
          (Address of principal executive offices, including zip code)

                                 (303) 683-8218
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares as of December 18, 2014

ITEM 1. FINANCIAL STATEMENTS

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                      (Unaudited)            (Audited)
                                                                         As of                 As of
                                                                   October 31, 2014      January 31, 2014
                                                                   ----------------      ----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $  2,699               $  6,728
                                                                       --------               --------
      TOTAL CURRENT ASSETS                                                2,699                  6,728

Oil and Gas Property (Successful Efforts Method)
  Unproven                                                               40,109                 37,102
  Accumulated Depletion                                                  (8,498)                (5,565)
                                                                       --------               --------
      TOTAL OIL AND GAS PROPERTY                                         31,611                 31,537
                                                                       --------               --------

      TOTAL ASSETS                                                     $ 34,309               $ 38,265
                                                                       ========               ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                     $ 30,040               $ 14,845
  Loan Payable - Related Party                                           37,000                 25,000
                                                                       --------               --------
      TOTAL CURRENT LIABILITIES                                          67,040                 39,845

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   20,000,000 and 10,000,000 shares issued and outstanding
   as of October 31, 2014 and January 31, 2014                           20,000                 20,000
  Additional Paid-In Capital                                             40,000                 40,000
  Deficit accumulated during exploration stage                          (92,731)               (61,580)
                                                                       --------               --------
      TOTAL STOCKHOLDERS' EQUITY                                        (32,731)                (1,580)

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 34,309               $ 38,265
                                                                       ========               ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                             January 23, 2012
                               Three Months        Three Months        Nine Months        Nine Months           (inception)
                                  ended               ended               ended              ended                through
                             October 31, 2014    October 31, 2013    October 31, 2014   October 31, 2013     October 31, 2014
                             ----------------    ----------------    ----------------   ----------------     ----------------
REVENUES
  Oil and Gas                  $       967         $        --         $       967        $        --          $     3,918
                               -----------         -----------         -----------        -----------          -----------
TOTAL REVENUES                         967                  --                 967                 --                3,918

EXPENSES
  Operating Expenses                 7,349               2,920              12,222              6,011               22,197
  General and Administration         1,298               1,006               4,679             16,195               30,443
  Depletion                          1,003                 928               2,933              2,783                8,498
  Professional Fees                  2,412               2,754              12,284             11,950               35,510
                               -----------         -----------         -----------        -----------          -----------
TOTAL EXPENSES                      12,063               7,608              32,118             36,939               96,649
                               -----------         -----------         -----------        -----------          -----------

NET INCOME (LOSS)              $   (11,096)        $    (7,608)        $   (31,151)       $   (36,939)         $   (92,731)
                               ===========         ===========         ===========        ===========          ===========
NET LOSS PER BASIC AND
 DILUTED SHARE                 $     (0.00)        $     (0.00)        $     (0.00)       $     (0.00)
                               ===========         ===========         ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      20,000,000          20,000,000          20,000,000         20,000,000
                               ===========         ===========         ===========        ===========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                             January 23, 2012
                                                                  Nine Months           Nine Months            (inception)
                                                                     ended                 ended                 through
                                                                October 31, 2014      October 31, 2014       October 31, 2014
                                                                ----------------      ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(31,151)             $(36,939)              $(92,731)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Depletion                                                          2,933                 2,783                  8,498
    Accounts Receivable                                                   --                   187                     --
    Accounts Payable                                                  15,195                 5,768                 30,040
                                                                    --------              --------               --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (13,022)              (28,202)               (54,192)

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and Gas Property                                                (3,007)                   --                (40,109)
                                                                    --------              --------               --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (3,007)                   --                (40,109)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                        12,000                25,000                 37,000
  Issuance of common stock                                                --                    --                 60,000
                                                                    --------              --------               --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         12,000                25,000                 97,000
                                                                    --------              --------               --------

NET INCREASE (DECREASE) IN CASH                                       (4,029)               (3,202)                 2,699

CASH AT BEGINNING OF PERIOD                                            6,728                10,117                     --
                                                                    --------              --------               --------

CASH AT END OF PERIOD                                               $  2,699              $  6,915               $  2,699
                                                                    ========              ========               ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                          $     --              $     --               $     --
                                                                    ========              ========               ========

  Income Taxes                                                      $     --              $     --               $     --
                                                                    ========              ========               ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2014
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

As of October 31, 2014, the Company has generated limited revenue and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated $3,918 in revenues to date.

We incurred operating expenses of $11,096 for the three month period ended October 31, 2014 with $967 in revenues. We incurred operating expenses of $7,608 for the same three month period ended October 31, 2013 with no revenues. We incurred operating expenses of $31,151 and $36,939 for the nine month periods ended October 31, 2014 and 2013, with $967 in revenues for the period ended October 31, 2014. We incurred operating expenses of $96,649 for the period from inception (January 23, 2012) through October 31, 2014 with $3,918 in revenues resulting in a net loss of $92,731. Our expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission.

We received our initial funding of $10,000 through the sale of common stock to Robert Gelfand, the Company's officer and director at the time, who purchased 10,000,000 shares of our common stock at $0.001 per share in January, 2012. On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had $2,699 in cash at October 31, 2014, and there were outstanding liabilities of $67,040. We do not believe our cash balance will be sufficient to cover the expenses we will incur during the next twelve months, we will require revenues from operations or loans from our director in order to continue. We are an exploration stage company and have generated $3,918 in revenue since inception to October 31, 2014.

PLAN OF OPERATION

Our current cash balance is $2,699. In order to achieve our business plan goals, we will need to continue to realize revenue from our oil & gas sales. We are an exploration stage company and have generated $3,918 revenue to date. We have sold $60,000 in equity securities to pay for our start-up operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                      American Oil & Gas Inc.
                                      Registrant


Date  December 18, 2014               By: /s/ Shane Reeves
                                          --------------------------------------
                                          Shane Reeves, Chief Executive Officer,
                                          Chief Financial and Accounting Officer
                                          and Sole Director