Form 10-K
period 2015-01-31
American Oil & Gas Inc.
filed 2015-05-18
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2015

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

                       6860 S. Yosemite Court, Suite 2000
                              Centennial, CO 80112
                                 (303) 683-8218
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                            Resident Agents of Nevada
                             711 S. Carson Street #4
                              Carson City, NV 89701
                Telephone (775) 882-4641 Facsimile (775) 882-6818
            (Name, Address and Telephone Number of Agent for Service)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 1, 2015, the registrant had 20,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        8
Item 2.  Properties                                                         13
Item 3.  Legal Proceedings                                                  13
Item 4.  Mine Safety Disclosures                                            13

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          16
Item 8.  Financial Statements and Supplementary Data                        18
Item 9A. Controls and Procedures                                            28

                                    Part III

Item 10. Directors and Executive Officers                                   30
Item 11. Executive Compensation                                             31
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    32
Item 13. Certain Relationships and Related Transactions                     33
Item 14. Principal Accounting Fees and Services                             33

                                     Part IV

Item 15. Exhibits                                                           34

Signatures                                                                  35

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

Our focus for the current fiscal year will be on pursuing the acquisition of leases and/or existing oil and gas wells which have potential for production.

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

We received our initial funding of $10,000 through the sale of common stock to Robert Gelfand, a former officer and director, who purchased 10,000,000 shares of our common stock at $0.001 per share in January, 2012. On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share with 20,000,000 common shares issued and outstanding as of January 31, 2015.

CECIL BARLOW LEASE

On February 2, 2012 the Company acquired the Cecil Barlow lease in Caddo Parish, Louisiana for $10,000. Subsequently, the Company has spent an additional $27,102 in upgrades to the well.

On October 31, 2014 the Company sold the Cecil Barlow lease in Caddo Parish, Louisiana for $36,000. The purchase price was to be paid with an initial deposit of $6,000 minus outstanding taxes and invoices due to the operator. The balance being paid over several installments of $6,000 every 6 months with a balloon payment of $12,000 on the eighteenth month.

DISTRIBUTION METHODS

We plan to distribute oil and gas that we produce through oil and gas gathering companies with the gas sometimes being sold directly to public utility companies. The operator of the wells generally make the arrangements with the gathering companies.

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

We will be committed to use the services of the existing gathering companies the area of production. This potentially gives such gathering companies certain short-term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company may require substantial additional costs.

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

PATENTS, TRADEMARKS, FRANCHISES, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We have no patents, trademarks, licenses, concessions, or labor contracts. We will pay royalties to mineral owners and owners of overriding royalties on any future oil and gas leases. These royalties usually are 25%. The leases are good and royalties are owed as long as there is production on the property.

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

In the event of a breach of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies which include: ordering a clean-up of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities. In certain egregious situations the agencies may also pursue criminal remedies against us or our principal officer.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Shane Reeves. Mr. Reeves currently devotes 8-10 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2012. We have no significant operating history upon which an evaluation of our future success or failure can be made. Our net loss was $91,852 from inception to January 31, 2015. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

The re-working of any future wells and monthly maintenance of the wells once production commences will be carried out by an independent operator. Failure to live up to the terms of any operating agreement or an outright cancellation of that agreement could have an adverse effect on production and future revenues, consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OUR OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING 5 TO 10% OF HIS TIME OR APPROXIMATELY EIGHT TO TEN HOURS PER WEEK TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

Because our officer and director has other outside business activities and will only be devoting 5 to 10% of his time or two to four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result our business plan may be periodically interrupted or suspended.

A PAST DIRECTOR WILL CONTINUE TO EXERCISE SIGNIFICANT CONTROL OVER OUR COMPANY, WHICH MEANS AS A MINORITY STOCKHOLDER, YOU WOULD HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT YOUR ABILITY TO EVER RESELL ANY SHARES YOU PURCHASE.

A past officer and director owns 50% of our common stock. He has significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect your ability to ever resell your shares. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

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

IF OUR ASSESSMENT OF ANY FUTURE LEASED PROPERTIES IS MATERIALLY INACCURATE, IT COULD HAVE SIGNIFICANT IMPACT ON FUTURE OPERATIONS AND EARNINGS.

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

ITEM 2. PROPERTIES

We do not currently own any property. The Company is currently provided with office space by our officer and director at no charge. The offices are located at 6860 S. Yosemite Court, Suite 2000, Centennial, CO 80112. Management believes the current premises are sufficient for its needs at this time.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of January 31, 2015, we had 20,000,000 shares of $0.0001 par value common stock issued and outstanding held by 27 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2015.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $3,918 in revenues since inception (January 23, 2012) and have incurred $100,159 in expenses through January 31, 2015. For the years ended January 31, 2015 and 2014 we incurred $18,080 and $24,395, respectively, in operating and general and administrative expenses, $14,615 and $14,227 in professional fees and recorded $2,993 and $3,710 in depletion expenses.

The following table provides selected financial data about our company for the years ended January 31, 2015 and 2014.

           Balance Sheet Data:            1/31/15            1/31/14
           -------------------            -------            -------

           Cash                          $    540           $  6,728
           Total assets                  $ 15,254           $ 38,265
           Total liabilities             $ 47,105           $ 39,845
           Shareholders' equity          $(31,852)          $ (1,580)

Cash provided by financing activities since inception through January 31, 2015 was $10,000 from the sale of 10,000,000 shares of common stock to a past officer and director in January 2012 and $50,000 from the sale of 10,000,000 shares of common stock to 27 individuals for cash in the amount of $0.005 per share on July 12, 2012 pursuant to a Registration Statement on Form S-1.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2015 was $540 with $10,105 in accounts payable and $37,000 in a loan payable to a related party. If we experience a shortage of funds in the next twelve months we may utilize additional funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our current cash balance is $540. We do not believe our cash balance will be sufficient to cover the expenses we will incur during the next twelve months. In order to achieve our business plan goals, we must find another lease and will need to realize revenue from oil & gas sales. We are an exploration stage company and have generated $3,918 in revenue to date. We have sold $60,000 in equity securities to pay for our start-up operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate sufficient revenues from oil & gas sales. There is no assurance we will ever reach that point. In the meantime the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

On February 2, 2012 the Company acquired the Cecil Barlow lease in Caddo Parish, Louisiana for $10,000. Subsequently, the Company has spent an additional $27,102 in upgrades to the well.

On October 31, 2014 the Company sold the Cecil Barlow lease in Caddo Parish, Louisiana for $36,000. The purchase price was to be paid with an initial deposit of $6,000 minus outstanding taxes and invoices due to the operator. The balance being paid over several installments of $6,000 every 6 months with a balloon payment of $12,000 on the eighteenth month.

Our plan of operation for the next twelve months is to search for appropriate oil and gas leases. In addition to the cost of any potential property lease, we anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,125 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $50,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because no revenues are anticipated until we begin extracting minerals, if they are found. There is no assurance we will ever reach that point.

ITEM 8. FINANCIAL STATEMENTS


                          [AUDIT REPORT INSERTS HERE]

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of                  As of
                                                               January 31, 2015       January 31, 2014
                                                               ----------------       ----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    540               $  6,728
  Note Receivable                                                     6,000                     --
                                                                   --------               --------
      TOTAL CURRENT ASSETS                                            6,540                  6,728

Long Term Note Receivable                                             8,714                     --
Oil and Gas Property (Successful Efforts Method) Unproven                --                 37,102
Accumulated Depletion                                                    --                 (5,565)
                                                                   --------               --------
      Total Oil and Gas Property                                         --                 31,537
                                                                   --------               --------

      TOTAL ASSETS                                                 $ 15,254               $ 38,265
                                                                   ========               ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $ 10,105               $ 14,845
  Loan Payable - Related Party                                       37,000                 25,000
                                                                   --------               --------
      TOTAL CURRENT LIABILITIES                                      47,105                 39,845

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 20,000,000 shares issued and outstanding
   as of January 31, 2015 and January 31, 2014                     $ 20,000               $ 20,000
  Additional Paid-In Capital                                         40,000                 40,000
  Deficit accumulated during exploration stage                      (91,852)               (61,580)
                                                                   --------               --------
      TOTAL STOCKHOLDERS' EQUITY                                    (31,852)                (1,580)
                                                                   --------               --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 15,254               $ 38,265
                                                                   ========               ========

                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          January 23, 2012
                                                                                            (inception)
                                               Year ended             Year ended              through
                                            January 31, 2015       January 31, 2014       January 31, 2015
                                            ----------------       ----------------       ----------------
REVENUES
   Oil and Gas                                $        967           $         --           $      3,918
                                              ------------           ------------           ------------
TOTAL REVENUES                                         967                     --                  3,918

EXPENSES
  Operating Expenses                                12,222                  7,212                 22,197
  General and Administration                         5,858                 17,183                 31,622
  Depletion                                          2,933                  3,710                  8,498
  Professional Fees                                 14,615                 14,227                 37,841
                                              ------------           ------------           ------------
TOTAL EXPENSES                                      35,628                 42,331                100,159
                                              ------------           ------------           ------------

NET ORDINARY INCOME                                (34,661)               (42,331)               (96,241)

OTHER INCOME
  Other Income
  Gain on Disposal of Asset                          4,389                     --                  4,389
                                              ------------           ------------           ------------
TOTAL OTHER INCOME                                   4,389                     --                  4,389
                                              ------------           ------------           ------------

NET OTHER INCOME                                     4,389                     --                  4,389
                                              ------------           ------------           ------------

NET INCOME (LOSS)                             $    (30,271)          $    (42,331)          $    (91,852)
                                              ============           ============           ============

NET LOSS PER BASIC AND DILITED SHARE          $      (0.00)          $      (0.00)
                                              ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                             20,000,000             20,000,000
                                              ============           ============

                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From January 23, 2012 (Inception) through January 31, 2015
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                           Common       Additional       During
                                             Common         Stock         Paid-in      Exploration
                                              Stock         Amount        Capital         Stage          Total
                                              -----         ------        -------         -----          -----
BALANCE, JANUARY 23, 2012                           --    $       --     $       --     $       --     $       --

Stock issued for cash on January 23, 2012
 @ $0.001 per share                         10,000,000        10,000             --             --         10,000

Net loss, January 31, 2012                                                                    (565)          (565)
                                            ----------    ----------     ----------     ----------     ----------

BALANCE, JANUARY 31, 2012                   10,000,000        10,000             --           (565)         9,435
                                            ==========    ==========     ==========     ==========     ==========

Stock issued for cash on July 12, 2012
 @ $0.005 per share                         10,000,000        10,000         40,000             --         50,000

Net loss, January 31, 2013                                                                 (18,684)       (18,684)
                                            ----------    ----------     ----------     ----------     ----------

BALANCE, JANUARY 31, 2013                   20,000,000        20,000         40,000        (19,249)        40,751
                                            ==========    ==========     ==========     ==========     ==========

Net loss, January 31, 2014                                                                 (42,331)       (42,331)
                                            ----------    ----------     ----------     ----------     ----------

BALANCE, JANUARY 31, 2014                   20,000,000        20,000         40,000        (61,580)        (1,580)
                                            ==========    ==========     ==========     ==========     ==========

Net loss, January 31, 2015                                                                 (30,271)       (30,271)
                                            ----------    ----------     ----------     ----------     ----------

BALANCE, JANUARY 31, 2015                   20,000,000    $   20,000     $   40,000     $  (91,852)    $  (31,852)
                                            ==========    ==========     ==========     ==========     ==========

                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          January 23, 2012
                                                                                                            (inception)
                                                                   Year ended           Year ended            through
                                                                January 31, 2015     January 31, 2014     January 31, 2015
                                                                ----------------     ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(30,271)            $(42,331)            $(91,852)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Depletion                                                        (5,565)               3,710                   --
    Note Receivable                                                  (6,000)                  --               (6,000)
    Accounts Receivable                                                  --                  187                   --
    Accounts Payable                                                 (4,740)              10,045               10,105
                                                                   --------             --------             --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (46,577)             (28,389)             (87,746)

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and Gas Property                                               37,102                   --                   --
  Long Term Note Receivable                                          (8,714)                  --               (8,714)
                                                                   --------             --------             --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        28,388                   --               (8,714)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                       12,000               25,000               37,000
  Issuance of common stock                                               --                   --               60,000
                                                                   --------             --------             --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        12,000               25,000               97,000
                                                                   --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                      (6,188)              (3,389)                 540

CASH AT BEGINNING OF PERIOD                                           6,728               10,117                   --
                                                                   --------             --------             --------

CASH AT END OF PERIOD                                              $    540             $  6,728             $    540
                                                                   ========             ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --             $     --             $     --
                                                                   ========             ========             ========

  Income Taxes                                                     $     --             $     --             $     --
                                                                   ========             ========             ========

                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2015
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American Oil and Gas Inc. (the Company) was incorporated under the laws of the State of Nevada on January 23, 2012. The Company was formed to engage in the acquisition, exploration and development of oil and gas properties.

The Company is in the exploration stage. The Company currently does not operate any properties. The Company has not commenced any exploration activities.

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

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2015
--------------------------------------------------------------------------------

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

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2015
--------------------------------------------------------------------------------

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to January 31, 2015 and generated a net loss of $91,852. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company's current cash of $540 is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6. INVESTMENTS IN OIL AND GAS PROPERTIES

Cecil Barlow

On February 2, 2012 the Company acquired the Cecil Barlow lease in Caddo Parish, Louisiana for $10,000. Subsequently, the Company has spent an additional $27,102 in upgrades to the well.

On October 31, 2014 the Company sold the Cecil Barlow lease in Caddo Parish, Louisiana for $36,000. The purchase price was to be paid with an initial deposit of $6,000 minus outstanding taxes and invoices due to the operator. The balance being paid over several installments of $6,000 every 6 months with a balloon payment of $12,000 on the eighteenth month.

NOTE 7. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of January 31, 2015, $37,000 is owed to Robert Gelfand, past President, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2015
--------------------------------------------------------------------------------

NOTE 8. INCOME TAXES

                                                          As of January 31, 2015
                                                          ----------------------
Deferred tax assets:
  Net operating tax carryforwards                                $ 91,852
  Tax rate                                                             34%
                                                                 --------
Gross deferred tax assets                                          31,230
Valuation allowance                                               (31,230)
                                                                 --------

Net deferred tax assets                                          $     --
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

NOTE 9. NET OPERATING LOSSES

As of January 31, 2015, the Company has a net operating loss carryforward of approximately $91,852. Net operating loss carryforwards expire twenty years from the date the loss was incurred.

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

As of January 31, 2015 the Company had 20,000,000 shares of common stock issued and outstanding.

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2015
--------------------------------------------------------------------------------

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2015:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 20,000,000 shares issued and outstanding.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after January 31, 2015 up through the date the Company issued these financial statements.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The name, age and title of our executive officer/director at January 31, 2015 is as follows:

Name & Address             Age    Position     Date First Elected   Term Expires
--------------             ---    --------     ------------------   ------------
Shane Reeves               41     President,        10/27/14           1/31/16
6860 S. Yosemite Court            Secretary,
Suite 2000                        Treasurer,
Centennial, CO  80112             CFO, CEO &
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

Shane Reeves currently devotes 8-10 hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

BACKGROUND INFORMATION

SHANE REEVES has held executive level positions in public and private oil and gas companies in the United States and Colombia. He is the founder and president of Outlaw Operating Ltd, a Colorado oil and gas operator. He is the founder and president of Omni Capital Ltd. Omni Capital is a consulting firm to the natural resources sector, raising debt and equity capital, locating distressed opportunities, identifying exploration and developmental projects throughout North and South America. Mr. Reeves is a co-founder and director of a private company focused in Latin America with assets in the Lower Magdalena Basin of Colombia. Mr. Reeves has been operating in the Republic of Colombia since 2008. He was the former president of an ANH approved Colombian oil and gas operator which was sold to a public oil and gas company.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Shane Reeves.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Shane           2014     0          0          0           0          0             0             0         0
Reeves,
President,
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------

Shane          0              0              0           0           0           0            0           0            0
Reeves,
CEO & CFO

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----

Shane Reeves,       0         0          0             0                0              0             0
Director

There are no current employment agreements between the company and its executive officer.

Mr. Reeves currently devotes approximately 8-10 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

In January 2012 a past officer and director, Robert Gelfand, purchased 10,000,000 shares of our common stock at $0.001 per share. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

As of January 31, 2015, $37,000 is owed to a past officer and director, Mr. Gelfand, from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

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

                                                         Amount and Nature     Percentage of
                       Name and Address                    of Beneficial          Common
Title of Class        of Beneficial Owner                    Ownership            Stock (1)
--------------        -------------------                    ---------            --------
Common Stock       Robert Gelfand                            10,000,000             50%
                   Suite 400-601 West Broadway                 Direct
                   Vancouver, BC  V5Z 4C2

Common Stock       Shane Reeves                                 None                 0%
                   6860 S. Yosemite Court
                   Centennial, CO  80112

Common Stock       Officer/Director and  Holders of More     10,000,000             50%
                   than 5% of Our Common Stock

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report, there were 20,000,000 shares of our common stock issued and outstanding, 10,000,000 shares being held by a past officer and director.

FUTURE SALES BY EXISTING STOCKHOLDERS

As of January 31, 2015, a total of 10,000,000 shares have been issued to Robert Gelfand, a past officer/director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Mr. Gelfand does not have any plans to sell his shares at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2012 Mr. Gelfand, a past officer and director, purchased 10,000,000 shares of our common stock at $0.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended. (See "Principal Stockholders".)

As of January 31, 2015 $37,000 is owed to Mr. Gelfand from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $10,400 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2015.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                            Description
------                            -----------

  3(i)                 Articles of Incorporation*
  3(ii)                Bylaws*
 31.1                  Sec. 302 Certification of CEO
 31.2                  Sec. 302 Certification of CFO
 32.1                  Sec. 906 Certification of CEO
 32.2                  Sec. 906 Certification of CFO
 101                   Interactive Data Files pursuant to Regulation S-T

----------
* Included in our Registration Statement of Form S-1 under Commission File Number 333-180164.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 18, 2015             American Oil & Gas Inc.


                             /s/ Shane Reeves
                             ---------------------------------------------------
                         By: Shane Reeves
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 18, 2015             American Oil & Gas Inc.


                             /s/ Shane Reeves
                             ---------------------------------------------------
                         By: Shane Reeves
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)