Form 10-Q
period 2015-04-30
American Oil & Gas Inc.
filed 2015-06-22
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

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

                                  (303)683-8218
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares as of June 19, 2015

ITEM 1. FINANCIAL STATEMENTS

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                  (Unaudited)           (Audited)
                                                                    As of                 As of
                                                                April 30, 2015       January 31, 2015
                                                                --------------       ----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    379              $    540
  Note Receivable                                                     6,000                 6,000
                                                                   --------              --------
TOTAL CURRENT ASSETS                                                  6,379                 6,540

Long Term Note Receivable                                             8,714                 8,714
                                                                   --------              --------

      TOTAL ASSETS                                                 $ 15,093              $ 15,254
                                                                   ========              ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $ 10,158              $ 10,105
  Loan Payable - Related Party                                       37,000                37,000
                                                                   --------              --------
TOTAL CURRENT LIABILITIES                                            47,158                47,105

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 20,000,000 shares issued and outstanding
   as of April 30, 2015 and January 31, 2015                         20,000                20,000
  Additional Paid-In Capital                                         40,000                40,000
  Deficit accumulated during exploration stage                      (92,065)              (91,852)
                                                                   --------              --------
TOTAL STOCKHOLDERS' EQUITY                                          (32,065)              (31,852)
                                                                   --------              --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 15,093              $ 15,254
                                                                   ========              ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                              Three Months           Three Months
                                                                 ended                  ended
                                                             April 30, 2015         April 30, 2014
                                                             --------------         --------------
REVENUES
  Oil and Gas                                                 $         --           $         --
                                                              ------------           ------------
TOTAL REVENUES                                                          --                     --

EXPENSES
  Operating Expenses                                                    --                  3,141
  General and Administration                                           161                    718
  Depletion                                                             --                    928
  Professional Fees                                                     53                  1,000
                                                              ------------           ------------
TOTAL EXPENSES                                                         213                  5,786
                                                              ------------           ------------

NET ORDINARY INCOME                                                   (213)                (5,786)

OTHER INCOME
  Other Income
  Gain on Disposal of Asset                                             --                     --
                                                              ------------           ------------
TOTAL OTHER INCOME                                                      --                     --
                                                              ------------           ------------

NET OTHER INCOME                                                        --                     --
                                                              ------------           ------------

NET INCOME (LOSS)                                             $       (213)          $     (5,786)
                                                              ============           ============

NET LOSS PER BASIC AND DILITED SHARE                          $      (0.00)          $      (0.00)
                                                              ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            20,000,000             20,000,000
                                                              ============           ============


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                     Three Months          Three Months
                                                                        ended                 ended
                                                                    April 30, 2015        April 30, 2014
                                                                    --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $   (213)             $ (5,786)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Note Receivable
    Depletion                                                                --                   928
    Accounts Payable                                                         53                  (373)
                                                                       --------              --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (161)               (5,231)

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and Gas Property                                                       --                (3,007)
  Long Term Note receivable
                                                                       --------              --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                (3,007)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                               --                 2,000
  Issuance of common stock                                                   --                    --
                                                                       --------              --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 2,000
                                                                       --------              --------

NET INCREASE (DECREASE) IN CASH                                            (161)               (6,238)

CASH AT BEGINNING OF PERIOD                                                 540                 6,728
                                                                       --------              --------

CASH AT END OF PERIOD                                                  $    379              $    490
                                                                       ========              ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --              $     --
                                                                       ========              ========

  Income Taxes                                                         $     --              $     --
                                                                       ========              ========


                        See Notes to Financial Statements

                             AMERICAN OIL & GAS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2015


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of American Oil & Gas Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

As of April 30, 2015, the Company has generated limited revenue and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

We incurred operating expenses of $213 for the three month period ended April 30, 2015 with no revenues. We incurred operating expenses of $96,454 for the period from inception (January 23, 2012) through April 30, 2015. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

Our net loss for the three months ended April 30, 2015 was $213. Our net loss for the three months ended April 30, 2014 was $5,786. Our net loss from inception (January 23, 2012) through April 30, 2015 was $92,065 with $3,918 in revenues.

We received our initial funding of $10,000 through the sale of common stock to Robert Gelfand, a former officer and director, who purchased 10,000,000 shares of our common stock at $0.001 per share in January, 2012. On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had $379 in cash at April 30, 2014, and there were outstanding liabilities of $47,158. We do not believe our cash balance will be sufficient to cover the expenses we will incur during the next twelve months, we will require revenues from operations or loans from our director in order to continue. We are an exploration stage company and have generated $3,918 in revenue since inception to April 30, 2015.

PLAN OF OPERATION

Our current cash balance is $379. We do not believe our cash balance will be sufficient to cover the expenses we will incur during the next twelve months. In order to achieve our business plan goals, we must find another lease and will need to realize revenue from oil & gas sales. We are an exploration stage company and have generated $3,918 in revenue to date. We have sold $60,000 in equity securities to pay for our start-up operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2015.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   American Oil & Gas Inc.
                                        Registrant


Date June 19, 2015                 By: /s/ Shane Reeves
                                      ------------------------------------------
                                      Shane Reeves, Chief Executive Officer,
                                      Chief Financial and Accounting Officer and
                                      Sole Director