Form 10-K/A
period 2015-01-31
American Oil & Gas Inc.
filed 2017-09-01
CIK 1544400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

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

                         2100 West Loop South, Suite 700
                                Houston, TX 77027
                                 (832) 510-8950
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 31, 2017, the registrant had 20,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

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

                                EXPLANATORY NOTE

This amendment is being filed to correct the original filing in which the audit report for the year ended January 31, 2015 was inadvertently omitted. No other changes have been made to the document other than the inclusion of the report.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Oil & Gas Inc.

I have audited the accompanying balance sheets of American Oil & Gas Inc. (An Exploration Stage Company) as of January 31, 2015 and 2014, and the related statements of operations, stockholders' equity and cash flows for the years ended January 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas Inc., (An Exploration Stage Company) as of January 31, 2015 and 2014, and the results of its operations and cash flows for the years ended January 31, 2015 and 2014 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
----------------------------------

Seattle, Washington
May 15, 2015

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                            Description
------                            -----------

  3(i)                 Articles of Incorporation *
  3(ii)                Bylaws *
 31.1                  Sec. 302 Certification of CEO
 31.2                  Sec. 302 Certification of CFO
 32.1                  Sec. 906 Certification of CEO
 32.2                  Sec. 906 Certification of CFO
 101                   Interactive Data Files pursuant to Regulation S-T **

----------
* Included in our Registration Statement of Form S-1 under Commission File Number 333-180164.

**   Previously filed with our Form 10-K filed with the Commission on May 18,
     2015

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 31, 2017          American Oil & Gas Inc.


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

August 31, 2017          American Oil & Gas Inc.


                             /s/ Shane Reeves
                             ---------------------------------------------------
                         By: Shane Reeves
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Director)