Form 10-Q
period 2015-07-31
American Oil & Gas Inc.
filed 2017-12-12
CIK 1544400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

Commission file number 333-180164

AMERICAN OIL & GAS INC.
 (Exact name of registrant as specified in its charter)

Nevada
 (State or other jurisdiction of incorporation or organization)

2100 West Loop South, Suite 700
Houston, TX  77027
(Address of principal executive offices, including zip code.)

(832)510-8950
 (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  20,000,000 shares as of November 28, 2017

ITEM 1.  FINANCIAL INFORMATION

AMERICAN OIL & GAS INC.
Condensed Balance Sheets

	(Unaudited)
	As of	As of
	July 31, 2015	January 31, 2015
ASSETS

Current Assets
Cash	$-	$540
Note Receivable	-	6,000
Total Current Assets	-	6,540

Long Term Note Receivable	-	8,714

Total Assets	$-	$15,254

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$8,475	$10,105
Loan Payable - Related Party	40,249	37,000
Total Current Liabilities	48,724	47,105

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
20,000,000 shares issued and outstanding as of July 31, 2015 and January 31, 2015, respectively	20,000	20,000
Additional Paid-In Capital	40,000	40,000
Accumulated deficit	(108,724)	(91,852)
Total Stockholders' Deficit	(48,724)	(31,852)

Total Liabilities & Stockholders' Deficit	$-	$15,254

See Notes to Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Revenues
Revenues	$-	$-	$-	$-
Total Revenues	-	-	-	-

Expenses
Operating Expenses	-	1,732	-	4,872
General and Administration	1,878	2,663	2,039	3,381
Depletion	-	1,003	-	1,930
Bad Debt	14,714	-	14,714	-
Professional Fees	5,600	8,872	5,653	9,872
Total Expenses	22,192	14,269	22,405	20,055

Net Ordinary Income	(22,192)	(14,269)	(22,405)	(20,055)

Other Income
Gain on Forgiveness of Debt	5,533	-	5,533	-
Total Other Income	5,533	-	5,533	-

Net Income (Loss)	$(16,659)	$(14,269)	$(16,872)	$(20,055)

Net Loss Per Basic and Dilited share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

See Notes to Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	ended	ended
	July 31, 2015	July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(16,872)	$(20,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Note Receivable	14,714	-
Depletion	-	1,930
Accounts Payable	(1,630)	5,931
Net cash used in operating activities	(3,788)	(12,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and Gas Property	-	(3,007)
Net cash used in investing activities	-	(3,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable - Related Party	3,248	12,000
Net cash provided by financing activities	3,248	12,000

Net decrease in cash	(540)	(3,201)

Cash at beginning of period	540	6,728

Cash at end of period	$-	$3,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

See Notes to Financial Statements

AMERICAN OIL & GAS INC.
Notes to Condensed Financial Statements
July 31, 2015
(Unaudited)

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a January 31, year-end.

The accompanying unaudited interim financial statements of American Oil & Gas Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

In 2015 the Company adopted ASU 2014-10 which eliminates the financial reporting requirement to present from inception balances. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.

Basic Earnings (loss) Per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.   The Company has adopted the provisions of ASC No. 260.

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

AMERICAN OIL & GAS INC.
Notes to Condensed Financial Statements
July 31, 2015
(Unaudited)

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

NOTE 3. GOING CONCERN

As of July 31, 2015, the Company has generated limited revenue and has accumulated losses since inception. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

AMERICAN OIL & GAS INC.
Notes to Condensed Financial Statements
July 31, 2015
(Unaudited)

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

NOTE 4. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 5. USE OF ESTIMATES AND ASSUMPTIONS

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

On July 31, 2015 after not receiving and being unable to collect any of the funds that it is owed, the Company has chosen to write off those funds.

NOTE 7. GAIN ON FORGIVENESS OF DEBT

During the three-months ended July 31, 2015 we had a gain on forgiveness of debt of $5,533 from the cancellation of a payable debt to our legal counsel.

NOTE 8. RELATED PARTY TRANSACTIONS

As of July 31, 2015, $3,500 is owed to Shane Reeves, President and $36,749 is owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

AMERICAN OIL & GAS INC.
Notes to Condensed Financial Statements
July 31, 2015
(Unaudited)

NOTE 9: SUBSEQUENT EVENTS

On June 13, 2017, Ronald Pantin Carvallo was appointed CEO and a director.  Shane Reeves resigned as CEO, but remained as CFO and President.

Ronald Pantin Carvallo was the co-founder, Chief Executive Officer and Executive Director of Pacific Exploration & Production until the end of November 2016.  Mr. Pantin worked in the Venezuelan oil industry for twenty-three years prior to his appointment as CEO of Pacific Rubiales in 2007.  He held numerous positions at Petróleos de Venezuela (PDVSA), including Vice Chairman of Corpoven, Vice President of PDVSA E&P, President of CVP, President of PDVSA Exploration, President of PDVSA Servicios, and Executive Vice President of PDVSA Oil & Gas. Immediately after PDVSA, Mr. Pantin joined Enron Venezuela as its President. Mr. Pantin holds two bachelor degrees in Petroleum Engineering and Management Science from Mississippi State University with the highest distinction in 1975, and two M.Sc. In Petroleum Engineering and Industrial Engineering from Stanford University in 1977.  He is a member of the Board of Directors of several international companies in the energy and mining sector.  Mr. Pantin has been awarded several internationals awards: “Latin Trade, Pioneering CEO of the year 2010”, "SPE Leadership, growth and performance Colombia SPE 2010”, "SPE Young Professional Colombia 2009".

The Company has evaluated events subsequent to the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that, other than the event noted above, no subsequent events occurred that require recognition or disclosure in the financial statements.

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

We incurred operating expenses of $22,192 for the three-month period ended July 31, 2015 with no revenues.  We incurred operating expenses of $14,269 for the three-month period ended July 31, 2014 with no revenues.  Our expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.  For the three months ended July 31, 2015 we also recorded a bad debt of $14,714.

Our net loss for the three months ended July 31, 2015 was $16,659.  Our net loss for the three months ended July 31, 2014 was $14,269.  During the three-months ended July 31, 2015 we had a gain on forgiveness of debt of $5,533 from the cancellation of a payable debt to our legal counsel.

We incurred operating expenses of $22,405 for the six-month period ended July 31, 2015 with no revenues.  We incurred operating expenses of $20,055 for the six-month period ended July 31, 2014 with no revenues.  Our expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. For the three months ended July 31, 2015 we also recorded a bad debt of $14,714.

Our net loss for the six months ended July 31, 2015 was $16,872.  Our net loss for the six months ended July 31, 2014 was $20,055.  During the six-months ended July 31, 2015 we had a gain on forgiveness of debt of $5,533.

Liquidity and Capital Resources

We had no cash at July 31, 2015 and there were outstanding liabilities of $48,724.  Our cash balance is not sufficient to cover the expenses we will incur during the next twelve months, we will require revenues from operations or loans from our director in order to continue.  We are an exploration stage company and have generated $3,918 in revenue from inception to July 31, 2015.

Plan of Operation

In order to achieve our business plan goals, we must find another lease and will need to realize revenue from oil & gas sales.  We are an exploration stage company and have generated $3,918 in revenue to date.  We have sold $60,000 in equity securities to pay for our start-up operations.

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate sufficient revenues from oil & gas sales.  There is no assurance we will ever reach that point.  In the meantime, the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

On February 2, 2012 the Company acquired the Cecil Barlow lease in Caddo Parish, Louisiana for $10,000.  Subsequently, the Company spent an additional $27,102 in upgrades to the well.

On October 31, 2014 the Company sold the Cecil Barlow lease in Caddo Parish, Louisiana for $36,000.  The purchase price was to be paid with an initial deposit of $6,000 minus outstanding taxes and invoices due to the operator.  The balance being paid over several installments of $6,000 every 6 months with a balloon payment of $12,000 on the eighteenth month.

On July 31, 2015 after not receiving and being unable to collect any of the funds that it is owed, the Company has chosen to write off those funds.

Our plan of operation is to search for appropriate oil and gas leases.  In addition to the cost of any potential property lease, we anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,125 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $50,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2015.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our Company is not involved in any material litigation and we are unaware of any threatened material litigation.  From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended July 31, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

American Oil & Gas Inc.
Registrant

Date December 4, 2017	By: /s/ Ronald Pantin Carvallo
Ronald Pantin Carvallo, Chief Executive Officer and Director

Date December 4, 2017	By: /s/ Shane Reeves
Shane Reeves, Chief Financial and Accounting Officer and Director