Form 10-Q
period 2015-10-31
American Oil & Gas Inc.
filed 2017-12-26
CIK 1544400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

Commission file number 333-180164

AMERICAN OIL & GAS INC.
 (Exact name of registrant as specified in its charter)

Nevada
 (State or other jurisdiction of incorporation or organization)

2100 West Loop South, Suite 700
Houston, TX  77027
(Address of principal executive offices, including zip code.)

(832) 510-8950
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares as of December 20, 2017

ITEM 1.  FINANCIAL INFORMATION

AMERICAN OIL & GAS INC.
Condensed Balance Sheets

	(Unaudited)
	As of	As of
	October 31, 2015	January 31, 2015

ASSETS

Current Assets
Cash	$-	$540
Note Receivable	-	6,000
Total Current Assets	-	6,540

Long Term Note Receivable	-	8,714

Total Assets	$-	$15,254

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$8,475	$10,105
Loan Payable - Related Party	40,249	37,000
Total Current Liabilities	48,724	47,105

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
20,000,000 shares issued and outstanding as of October 31, 2015 and January 31, 2015, respectively	20,000	20,000
Additional Paid-In Capital	40,000	40,000
Accumulated deficit	(108,724)	(91,852)
Total Stockholders' Deficit	(48,724)	(31,852)

Total Liabilities &Stockholders' Deficit	$-	$15,254

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Revenues
Revenues	$-	$967	$-	$967
Total Revenues	-	967	-	967

Expenses
Operating Expenses	-	7,349	-	12,222
General and Administration	-	1,298	2,039	4,679
Depletion	-	1,003	-	2,933
Bad Debt	-	-	14,714	-
Professional Fees	-	2,412	5,653	12,284
Total Expenses	-	12,063	22,405	32,118

Net Ordinary Income	-	(11,096)	(22,405)	(31,151)

Other Income
Gain on Forgiveness of Debt	-	-	5,533	-
Total Other Income	-	-	5,533	-

Net Income (Loss)	$-	$(11,096)	$(16,872)	$(31,151)

Net Loss Per Basic and Dilited share	$-	$(0.00)	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	ended	ended
	October 31, 2015	October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(16,872)	$(31,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Note Receivable	14,714	-
Depletion	-	2,933
Accounts Payable	(1,630)	15,195
Net cash used in operating activities	(3,788)	(13,022)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and Gas Property	-	(3,007)
Long Term Note Receivable	-	-
Net cash provided by (used in) investing activities	-	(3,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable - Related Party	3,248	12,000
Net cash provided by financing activities	3,248	12,000

Net decrease in cash	(540)	(4,029)

Cash at beginning of period	540	6,728

Cash at end of period	$-	$2,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Notes to Condensed Financial Statements
October 31, 2015
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

NOTE 3. GOING CONCERN

As of October 31, 2015, the Company has generated limited revenue and has accumulated losses since inception. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

AMERICAN OIL & GAS INC.
Notes to Condensed Financial Statements
October 31, 2015
(Unaudited)
NOTE 5. INVESTMENTS IN OIL AND GAS PROPERTIES

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

On July 31, 2015 after not receiving and being unable to collect any of the funds that it was owed, the Company chose to write off those funds.

NOTE 6.  GAIN ON FORGIVENESS OF DEBT

During the three-months ended July 31, 2015 we had a gain on forgiveness of debt of $5,533 from the cancellation of a payable debt to our legal counsel.

NOTE 7.   RELATED PARTY TRANSACTIONS

As of October 31, 2015, $3,500 is owed to Shane Reeves, President and $36,749 is owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

NOTE 8: SUBSEQUENT EVENTS

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

We incurred no operating expenses or revenues for the three-month period ended October 31, 2015.  We incurred operating expenses of $12,063 for the three-month period ended October 31, 2014 with $967 in revenues.  Our expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

Our net loss for the three months ended October 31, 2015 was $0.  Our net loss for the three months ended October 31, 2014 was $11,096.

We incurred operating expenses of $22,405 for the nine-month period ended October 31, 2015 with no revenues.  We incurred operating expenses of $32,118 for the nine-month period ended October 31, 2014 with no revenues.  Our expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business. For the nine months ended October 31, 2015 we also recorded a bad debt of $14,714.

Our net loss for the nine months ended October 31, 2015 was $16,872.  Our net loss for the nine months ended October 31, 2014 was $31,151.  During the nine-months ended October 31, 2015 we had a gain on forgiveness of debt of $5,533.

Liquidity and Capital Resources

We had no cash at October 31, 2015 and there were outstanding liabilities of $48,724.  Our cash balance is not sufficient to cover the expenses we will incur during the next twelve months, we will require revenues from operations or loans from our director in order to continue.  We are an exploration stage company and have generated $3,918 in revenue from inception to October 31, 2015.

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

On July 31, 2015 after not receiving and being unable to collect any of the funds that it was owed, the Company chose to write off those funds.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended October 31, 2015.

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

American Oil & Gas Inc.
Registrant

Date December 20, 2017	By: /s/ Ronald Pantin Carvallo
Ronald Pantin Carvallo, Chief Executive Officer and Director

Date December 20, 2017	By: /s/ Shane Reeves
Shane Reeves, Chief Financial and Accounting Officer and Director