Form 10-K
period 2016-01-31
American Oil & Gas Inc.
filed 2018-02-08
CIK 1544400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

Commission file number 333-180164

American Oil & Gas Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	99-0372611
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2100 West Loop South, Suite 700
Houston, TX  77027
(832)510-8950
 (Address of Principal Executive Offices, Zip Code & Telephone Number)

Resident Agents of Nevada
711 S. Carson Street #4
Carson City, NV  89701
Telephone (775) 882-4641  Facsimile (775) 882-6818
(Name, Address and Telephone Number of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☑

As of February 2, 2018, the registrant had 20,000,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

AMERICAN OIL & GAS INC.

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements that involve risk and uncertainties.  We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements.  Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this report and actual results may differ materially from historical results or our predictions of future results.

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

Emerging Growth Company Status under the JOBS Act

AO&G qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as "emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

•	The first fiscal year after its annual revenues exceed $1 billion;
•	The first fiscal year after the fifth anniversary of its IPO;
•	The date on which the company has issued more than $1 billion in non-convertible debt during the previous three-year period; and
•	The first fiscal year in which the company has a public float of at least $700 million.

Financial and Audit Requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

•	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

•
Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

•	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and
•	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor's attestation regarding the issuer's internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

•	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;
•	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and
•
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

•
The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

•	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and
•	The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

We received our initial funding of $10,000 through the sale of common stock to Robert Gelfand, a former officer and director, who purchased 10,000,000 shares of our common stock at $0.001 per share in January, 2012.  On July 12, 2012, the Company completed its registered offering raising $50,000 from the sale of 10,000,000 shares of common stock.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share with 20,000,000 common shares issued and outstanding as of January 31, 2016.

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

On July 31, 2015 after not receiving, and being unable to collect any of the funds that it was owed, the Company chose to write off those funds.

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

Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors. Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

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

Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Although the FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

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

Environmental Compliance and Risks

Oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while we believe this generally to be the case for our production activities in Louisiana, there are various regulations issued by the Environmental Protection Agency (“EPA”) and other governmental agencies that would govern significant spills, blow-outs, or uncontrolled emissions.

At the federal level, among the more significant laws and regulations that may affect our business and the oil and gas industry are: The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as “CERCLA” or Superfund; the Oil Pollution Act of 1990; the Resource Conservation and Recovery Act, also known as “RCRA”; the Clean Air Act; Federal Water Pollution Control Act of 1972, or the Clean Water Act; and the Safe Drinking Water Act of 1974.

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

Employees and Employment Agreements

Our only employees are our officers, Shane Reeves & Ronald Pantin Carvallo.  Mr. Reeves and Mr. Carvallo currently devote 8-10 hours per week to company matters and after receiving funding or a substantial increase in revenues they plan to devote as much time as the board of directors determines is necessary to manage the affairs of the company.  There are no formal employment agreements between the company and our current employees.

Reports to Security Holders

We voluntarily make available an annual report including audited financials on Form 10-K to security holders.  We file the necessary reports with the SEC pursuant to the Exchange Act,  including but not limited to, reports on Form 8-K as necessary, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding the Company and filed with the SEC at http://www.sec.gov.

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

We were incorporated in January 2012. We have no significant operating history upon which an evaluation of our future success or failure can be made. Our net loss was $108,724 from inception to January 31, 2016. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate a profitable oil & gas property
•	our ability to generate revenues
•	our ability to reduce operating costs

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and reactivation of oil & gas properties. As a result, we may not generate revenues in the future. Failure to generate revenues may cause us to suspend or cease activities.

Because we are small and have no capital, we may have to limit our acquisition activity which may result in a loss of your investment.

Because we are small and have no capital, we must limit our acquisition activity. As such we may not be able to lease as many properties as we would like.  In that event, a profitable oil or gas reserve may go undiscovered. Without producing wells we cannot generate revenues and you will lose your investment.

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

Because our officers and directors have other outside business activities and will only be devoting 5 to 10% of their time or approximately eight to ten hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because our officers and directors have other outside business activities and will only be devoting 5 to 10% of their time or two to four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result our business plan may be periodically interrupted or suspended.

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

The prices we may receive in the future for our oil and natural gas production will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we may receive for any future production, and the levels of the production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and natural gas;
•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
•	the price and quantity of imports of foreign oil and natural gas;
•	political conditions, including embargoes, in or affecting other oil-producing activity;
•	the level of global oil and natural gas exploration and production activity;
•	the level of global oil and natural gas inventories;
•	weather conditions;
•	technological advances affecting energy consumption; and
•	the price and availability of alternative fuels.

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

The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:

•	the amount of recoverable reserves;
•	future oil and natural gas prices;
•	estimates of operating costs;
•	estimates of future development costs;
•	estimates of the costs and timing of plugging and abandonment; and
•	potential environmental and other liabilities.

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

We do not currently have insurance for possible risks. Losses and liabilities arising from uninsured events could materially and adversely affect our business, financial condition or results of operations. The oil and natural gas production activities will be subject to all of the operating risks associated with the production of oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
•	abnormally pressured formations;
•	mechanical difficulties;
•	fires and explosions;
•	personal injuries and death; and
•	natural disasters.

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

Item 2. Properties

We do not currently own any property.  The Company is currently provided with office space by our officer and director at no charge.  The offices are located at 2100 West Loop South, Suite 700, Houston, TX  77027. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

As of January 31, 2016, we had 20,000,000 shares of $0.0001 par value common stock issued and outstanding held by 27 shareholders of record.

Our common stock was listed on the OTCBB under the symbol “AOIX”.  To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the U.S. Securities and Exchange Commission or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. Do to lack of capital the company became delinquent in their filings with the U.S. Securities and Exchange Commission.  The Company is now filing the reports required to correct the delinquency.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

–	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;
–
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

–	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;
–	contains a toll–free telephone number for inquiries on disciplinary actions;
–	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
–	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

–	the bid and offer quotations for the penny stock;

–	the compensation of the broker–dealer and its salesperson in the transaction;
–	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
–	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2016.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended January 31, 2016 and 2015 we incurred $18,693 and $18,080, respectively, in operating and general and administrative expenses, $5,563 and $14,615 in professional fees and recorded $2,993 in depletion expenses in the year ended January 31, 2015.  For the year ended January 31, 2016 we recorded a gain of $5,533 in debt forgiveness from legal fees and for the year ended January 31, 2015 we recorded a gain of $4,389 from the disposal of an asset.

The following table provides selected financial data about our company for the years ended January 31, 2016 and 2015.

Balance Sheet Data:	1/31/16	1/31/15

Cash	$0	$540
Total assets	$0	$15,254
Total liabilities	$50,664	$47,105
Shareholders' equity	$(50,664)	$(31,852)

Liquidity and Capital Resources

Our cash balance at January 31, 2016 was $0 with $10,415 in accounts payable and $40,249 in a loan payable to a related party.  If we experience a shortage of funds in the next twelve months we may utilize additional funds from our directors, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Plan of Operation

Our current cash balance is $0, which is not sufficient to cover the expenses we will incur during the next twelve months.  In order to achieve our business plan goals, we must find another lease and will need to realize revenue from oil & gas sales.  We are an exploration stage company and have generated $3,918 in revenue from inception to January 31, 2016.  We have sold $60,000 in equity securities to pay for our start-up operations.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of American Oil & Gas, Inc.

We have audited the accompanying balance sheet of American Oil & Gas, Inc.as of January 31, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended January 31, 2016. American Oil & Gas Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of American Oil & Gas, Inc.as of January 31, 2015, and for the year then ended were audited by other auditors whose report dated May 18, 2015 on those financial statements included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas, Inc. as of January 31, 2016, and the results of its operations and its cash flows for the year ended January 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 4 to the financial statements, the Company has had limited operations from the date of inception and has no established source of revenue. These conditionsraise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result in the outcome of this uncertainty.

/s/ Haynie & Company

Haynie & Company
Denver, Colorado
February 2, 2018

AMERICAN OIL & GAS INC.
Balance Sheets

	As of	As of
	January 31, 2016	January 31, 2015
ASSETS

Current Assets
Cash	$-	$540
Note Receivable	-	6,000
Total Current Assets	-	6,540

Long Term Note Receivable	-	8,714

Total Assets	$-	$15,254

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$10,415	$10,105
Loans Payable - Related Parties	40,249	37,000
Total Current Liabilities	50,664	47,105

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
20,000,000 shares issued and outstanding as of January 31, 2016 and January 31, 2015	20,000	20,000
Additional Paid-In Capital	40,000	40,000
Accumulated Deficit	(110,664)	(91,852)
Total Stockholders' Deficit	(50,664)	(31,852)

Total Liabilities & Stockholders' Deficit	$0	$15,254

See Notes to Financial Statements

AMERICAN OIL & GAS INC.
Statement of Operations

	Year ended	Year ended
	January 31, 2016	January 31, 2015
Revenues
Oil and Gas	$-	$967
Total Revenues	-	967

Expenses
Operating Expenses	-	12,222
General and Administration	3,979	5,858
Depletion	-	2,933
Bad Debt	14,714	-
Professional Fees	5,653	14,615
Total Expenses	24,345	35,628

Net Ordinary (Loss)	(24,345)	(34,661)

Other Income
Other Income
Debt Forgiveness	5,533	-
Gain on Disposal of Asset	-	4,389
Total Other Income	5,533	4,389

Net Income (Loss)	$(18,812)	$(30,271)

Net Loss Per Basic and Dilited share	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	20,000,000	20,000,000

See Notes to Financial Statements

AMERICAN OIL & GAS INC.
Statement of Changes in Stockholders' Deficit
For the Years Ended January 31, 2015 and 2016

		Common	Additional	Accumulated
	Common	Stock	Paid-in	Deficit
	Stock	Amount	Capital	January 31, 2015 and 2016	Total

Balance, January 31, 2014	20,000,000	$20,000	$40,000	$(61,580)	$(1,580)

Net loss, January 31, 2015				(30,271)	(30,271)

Balance, January 31, 2015	20,000,000	20,000	40,000	(91,851)	(31,851)

Net loss, January 31, 2016				(18,812)	(18,812)

Balance, January 31, 2016	20,000,000	$20,000	$40,000	$(110,664)	$(50,664)

See Notes to Financial Statements

AMERICAN OIL & GAS INC.
Statement of Cash Flows

	Year ended	Year ended
	January 31, 2016	January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(18,812)	$(30,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Depletion	-	(5,565)
Note Receivable	-	(6,000)
Bad Debt	14,714
Accounts Payable	310	(4,740)
Net cash provided by (used in) operating activities	(3,788)	(46,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and Gas Property	-	37,102
Long Term Note Receivable	-	(8,714)
Net cash provided by (used in) investing activities	-	28,388

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable - Related Party	3,248	12,000
Net cash provided by financing activities	3,248	12,000

Net (decrease) in cash	(540)	(6,188)

Cash at beginning of period	540	6,728

Cash at end of period	$-	$540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

See Notes to Financial Statements

AMERICAN OIL & GAS INC.
Notes to Financial Statements

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

Significant Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, which may, at times, exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

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

Fair Value of Financial Instruments

The carrying amount of cash, account payable, loans payable – related parties approximate their estimated fair value due to the short-term maturities of these financial instruments.

AMERICAN OIL & GAS INC.
Notes to Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income and research and development credits. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2016 and prior. Based on evaluation of the 2016 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of January 31, 2016 and 2015, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at January 31, 2016 or 2015, and have not recognized interest and/or penalties in the statement of operations for the years ended January 31, 2016 or 2015.

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

Stock Transactions

Transactions, other than employees’ stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees’ stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

AMERICAN OIL & GAS INC.
Notes to Financial Statements

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 4.  GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company has had limited operations during the period from January 23, 2012 (date of inception) to January 31, 2016 and generated a net loss of $110,664.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and a major shareholder for operating capital.  As of January 31, 2016, the Company had a working capital deficit of $50,664 and $0 cash, compared to a working capital deficit of $40,565 and cash of $540 as of January 31, 2015.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6. INVESTMENTS IN OIL AND GAS PROPERTIES

Cecil Barlow

On February 2, 2012 the Company acquired the Cecil Barlow lease in Caddo Parish, Louisiana for $10,000.  Subsequently, the Company has spent an additional $30,109 in upgrades to the well.

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

As of January 31, 2016, $3,500 is owed to Shane Reeves, president and $36,749 is owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

AMERICAN OIL & GAS INC.
Notes to Financial Statements

NOTE 8. INCOME TAXES AND NET OPERATING LOSSES

Income Taxes

a)
The income tax provision differsfrom the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continueing operations for the years ended January 31, 2016 and 2015:

	2016	2015

Net (loss) before income taxes	$(18,812)	$(30,271)

Adjusted net loss for tax purposes	(18,812)	(30,271)
Statutory rate	34%	34%

	(6,396)	(10,292)
Valuation allowance	6,396	10,292
Provision for income taxes	$-	$-

b)
Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temprorary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deffered tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deffered tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred Income Tax Assets

The tax effects of temporary differences that give rise to the deferred income tax assets at January 31, 2016 and 2015 are as follows:

	2016	2015

NOL Carryover	$37,600	$31,200
Valuation Allowance	$37,600	$31,200

c)	Cumulative Non-Capital Losses

The Company has non-capital losses carried forward of approximately $110,664 available to reduce future years' taxable income. These losses will expire as follows:

2032	$566
2033	18,684
2034	42,331
2035	30,271
2036	18,812
$110,664

AMERICAN OIL & GAS INC.
Notes to Financial Statements

NOTE 8. INCOME TAXES AND NET OPERATING LOSSES (Continued)

At January 31, 2016, the Company had net operating loss carryforwards of approximately $110,664 that may be offset against future taxable income for the year 2018 through 2036. No tax benefit from continuing or discontinued operations have been reported in the January 31, 2016 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operation loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company had no accruals for interest and tax penalties at January 31, 2016 and 2015.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. and the state of Nevada.

NOTE 9.  GAIN ON FORGIVENESS OF DEBT

During the year ended January 31, 2016 we had a gain on forgiveness of debt of $5,533 from the cancellation of a payable debt to our legal counsel.

NOTE 10.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of January 31, 2016 and 2015:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 20,000,000 shares issued and outstanding.

NOTE 11.  SUBSEQUENT EVENTS

In January 2017, Robert Gelfand, a major shareholder, paid $1,475 on behalf of the Company for Nevada state filings and delinquency fees to bring the Company current.  The funds paid by him are were recorded as a note payable, are non-interest bearing and have no specific repayment terms.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant's Certifying Accountant

On September 29, 2017, the Board of Directors of the registrant engaged Haynie & Company, PC of Littleton, Colorado as its independent accountant. During the most recent fiscal year (since inception) and the interim periods preceding the engagement, the registrant has not consulted Haynie & Company, PC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.  The engagement of Haynie & Company was pursuant to the registrant being informed the previous auditor had retired.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports was not accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Director and Executive Officer

The name, age and title of our executive officers/directors at the date of this report is as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Shane Reeves	41	President,	10/27/14	1/31/18
2100 West Loop South		Secretary,
Suite 700		Treasurer,
Houston, TX 77027		CFO & Director

Ronald Pantin Carvallo	41	CEO &	6/13/17	1/31/18
2100 West Loop South		Director
Suite 700
Houston, TX 77027

The foregoing persons are a promoter of AO&G, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.  Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified.  Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Shane Reeves and Ronald Pantin Carvallo currently devote 8-10 hours per week to company matters, in the future they intend to devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

Code of Ethics

We do not currently have a code of ethics, because we have only limited business operations and only two officers and directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Item 11. Executive Compensation

Our current officers receive no compensation.  The current Board of Directors is comprised of Shane Reeves and Ronald Pantin Carvallo, who joined the company in 2017.  The following tables represent the time periods covered by this annual report through the year ended January 31, 2016 and the positions held by Mr. Reeves at January 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Shane Reeves,	2014	0	0	0	0	0	0	0	0
President,	2015	0	0	0	0	0	0	0	0
CFO & CEO	2016	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Shane Reeves, CEO & CFO	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Shane Reeves, Director	0	0	0	0	0	0	0

There are no current employment agreements between the company and its executive officers. The officers have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries.  At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

In January 2012 a past officer and director, Robert Gelfand, purchased 10,000,000 shares of our common stock at $0.001 per share.  The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

As of January 31, 2016, $36,749 is owed to a past officer and director, Mr. Gelfand, from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

As of January 31, 2016, $3,500 is owed to Mr. Reeves, a current officer and director, from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2016 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

		Amount and
	Name and Address of	Nature of	Percentage of
Title of Class	Beneficial Owner	Beneficial Ownership	Common Stock(1)

Common Stock	Robert Gelfand	10,000,000
	Suite 400-601 West Broadway	Direct	50%
	Vancouver, BC V5Z 4C2

	Shane Reeves		None
	6860 S. Yosemite Court
	Centennial, CO 80112

Common Stock	Officer/Director and Holders of More than 5% of Our Common Stock	10,000,000	50%

(1)
A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report.  As of the date of this report, there were 20,000,000 shares of our common stock issued and outstanding, 10,000,000 shares being held by a past officer and director.

Future Sales by Existing Stockholders

As of January 31, 2016, a total of 10,000,000 shares have been issued to Robert Gelfand, a past officer/director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities “initially issued” by a shell company (other than a business combination related shell company) or an issuer that has “at any time previously” been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.  Mr. Gelfand does not have any plans to sell his shares at this time.

Item 13. Certain Relationships and Related Transactions

In January 2012 Mr. Gelfand, a past officer and director, purchased 10,000,000 shares of our common stock at $0.001 per share.  All of such shares are “restricted” securities, as that term is defined by the Securities Act of 1933, as amended. (See "Principal Stockholders".)

As of January 31, 2016, $36,749 is owed to Mr. Gelfand from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

As of January 31, 2016, $3,500 is owed to Mr. Reeves, a current officer and director, from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

We do not currently have any conflicts of interest by or among our current officers, directors, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company by George Stewart, CPA, for audit services, including quarterly reviews, were $5,400 for audit-related services were $0, for tax services were $0 and for other services were $0 during the year ended January 31, 2016.

The total fees charged to the Company by George Stewart, CPA, for audit services, including quarterly reviews, were $10,400 for audit-related services were $0, for tax services were $0 and for other services were $0 during the year ended January 31, 2015.

Pre-Approval Policies

Our board of directors approves the engagement of the auditor before the firm renders audit and non-audit services.

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

American Oil & Gas Inc.

Date February 8, 2018	By: /s/ Ronald Pantin Carvallo
Ronald Pantin Carvallo, Chief Executive Officer
and Director

Date February 8, 2018	By: /s/ Shane Reeves
Shane Reeves, Chief Financial and Accounting Officer
and Director