Form 10-Q
period 2016-04-30
American Oil & Gas Inc.
filed 2018-02-08
CIK 1544400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  20,000,000 shares as of February 2, 2018

ITEM 1.  FINANCIAL INFORMATION

AMERICAN OIL & GAS INC.
Condensed Balance Sheets

	(Unaudited)
	As of	As of
	April 30, 2016	January 31, 2016
ASSETS

Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$10,415	$10,415
Loan Payable - Related Party	40,249	40,249
Total Current Liabilities	50,664	50,664

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
20,000,000 shares issued and outstanding as of April 30, 2016 and January 31, 2016, respectively	20,000	20,000
Additional Paid-In Capital	40,000	40,000
Accumulated deficit	(110,664)	(110,664)
Total Stockholders' Deficit	(50,664)	(50,664)

Total Liabilities & Stockholders' Deficit	$-	$-

See Notes to Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statement of Operations
(Unaudited)

	Three Months	Three Months
	ended	ended
	April 30, 2016	April 30, 2015
Revenues
Oil and Gas	$-	$-
Debt Forgiveness	-	-
Total Revenues	-	-

Expenses
General and Administration	-	161
Professional Fees	-	53
Total Expenses	-	213

Net Ordinary Income	-	(213)

Net Income (Loss)	$-	$(213)

Net Loss Per Basic and Dilited share	$-	$(0.00)

Weighted average number of Common Shares outstanding	20,000,000	20,000,000

See Notes to Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	ended	ended
	April 30, 2016	April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$-	$(213)
Adjustments to reconcile net loss to net cash used inoperating activities:
Changes in operating assets and liabilities:
Accounts Payable	-	53

Net cash used in operating activities	-	(161)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities	-	-

Net decrease in cash	-	(161)

Cash at beginning of period	-	540

Cash at end of period	$-	$379

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

See Notes to Financial Statements

AMERICAN OIL & GAS INC.
Notes to Condensed Financial Statements
April 30, 2016
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
April 30, 2016
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

NOTE 6. RELATED PARTY TRANSACTIONS

As of April 30, 2016, $3,500 is owed to Shane Reeves, President and $36,749 is owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

NOTE 7: SUBSEQUENT EVENTS

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

We incurred no operating expenses or revenues for the three-month period ended April 30, 2016.  We incurred operating expenses of $213 for the three-month period ended April 30, 2015.  Our expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business.

Our net loss for the three months ended April 30, 2016 was $0.  Our net loss for the three months ended Aril 30, 2015 was $213.

Liquidity and Capital Resources

We had no cash at April 30, 2016 and there were outstanding liabilities of $50,664.  Our cash balance is not sufficient to cover the expenses we will incur during the next twelve months, we will require revenues from operations or loans from our director in order to continue.  We are an exploration stage company and have generated $3,918 in revenue from inception to April 30, 2016.

As of April 30, 2016, $3,500 is owed to Shane Reeves, President and $36,749 is owed to a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2016

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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