Form 10-Q
period 2016-07-31
American Oil & Gas Inc.
filed 2018-04-11
CIK 1544400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

Commission file number 333-180164

AMERICAN OIL & GAS INC.
 (Exact name of registrant as specified in its charter)

Nevada
 (State or other jurisdiction of incorporation or organization)

2100 West Loop South, Suite 700
Houston, TX  77027
(Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  20,000,000 shares as of April 10, 2018

ITEM 1.  FINANCIAL INFORMATION

AMERICAN OIL & GAS INC.
Condensed Balance Sheets

	(Unaudited)
	As of	As of
	July 31, 2016	January 31, 2016
ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$10,415	$10,415
Loan Payable - Related Party	40,249	40,249

Total Current Liabilities	50,664	50,664

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
20,000,000 shares issued and outstanding as of July 31, 2016 and January 31, 2016, respectively	$20,000	$20,000
Additional Paid-In Capital	40,000	40,000
Accumulated deficit	(110,664)	(110,664)
Total Stockholders' Deficit	(50,664)	(50,664)

Total Liabilities & Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015

Revenues	$-	$-	$-	$-

Expenses
General and Administration	-	1,878	-	2,039
Bad Debt	-	14,714	-	14,714
Professional Fees	-	5,600	-	5,653
Total Expenses	-	22,192	-	22,405

Net Ordinary Income	-	(22,192)	-	(22,405)

Other Income
Debt Forgiveness	-	5,533	-	5,533
Total Other Income	-	5,533	-	5,533

Net Income (Loss)	$-	$(16,659)	$-	$(16,872)

Net Loss Per Basic and Dilited share	$-	$-	$-	$-

Weighted average number of Common Shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	ended	ended
	July 31, 2016	July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$-	$(16,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts Payable	-	(1,630)
Note Recievable	-	14,714
Net cash (used in) operating activities	-	(3,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable - Related Party	-	3,248
Net cash provided by financing activities	-	3,248

Net decrease in cash	-	(540)

Cash at beginning of period	-	540

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Notes to Condensed Financial Statements
July 31, 2016
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

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10-K have been omitted.

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

NOTE 3. GOING CONCERN

As of July 31, 2016, the Company has generated limited revenue and has accumulated losses since inception. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company did not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

AMERICAN OIL & GAS INC.
Notes to Condensed Financial Statements
July 31, 2016
(Unaudited)

NOTE 4. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of July 31, 2016, $3,500 is owed to Shane Reeves, President and $36,749 is owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

NOTE 6. SUBSEQUENT EVENTS

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

We incurred no operating expenses or revenues for the three-month period ended July 31, 2016.  We incurred operating expenses of $22,192 for the three-month period ended July 31, 2015.  For the three-months ended July 31, 2015 our expenses consisted of $1,878 in general operating expenses, $5,600 in professional fees and $14,714 in a bad debt expense.

Our net loss for the three months ended July 31, 2016 was $0.  Our net loss for the three months ended July 31, 2015 was $16,712 due to a debt forgiveness of $5,533.

We incurred no operating expenses or revenues for the six-month period ended July 31, 2016.  We incurred operating expenses of $22,405 for the six-month period ended July 31, 2015.  For the six-months ended July 31, 2015 our expenses consisted of $2,039 in general operating expenses, $5,653 in professional fees and $14,714 in a bad debt expense.

Our net loss for the six months ended July 31, 2016 was $0.  Our net loss for the six months ended July 31, 2015 was $16,872 due to a debt forgiveness of $5,533.

Liquidity and Capital Resources

We had no cash at July 31, 2016 and there were outstanding liabilities of $50,664.  Our cash balance is not sufficient to cover the expenses we will incur during the next twelve months, we will require revenues from operations or loans from our director in order to continue.  We are an exploration stage company and have generated $3,918 in revenue from inception to July 31, 2016.

As of July 31, 2016, $3,500 is owed to Shane Reeves, President and $36,749 is owed to a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2016

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

American Oil & Gas Inc.
Registrant

Date April 10, 2018	By: /s/ Ronald Pantin Carvallo
Ronald Pantin Carvallo, Chief Executive Officer and Director

Date April 10, 2018	By: /s/ Shane Reeves
Shane Reeves, Chief Financial and Accounting Officer and Director