Form 10-Q
period 2016-10-31
American Oil & Gas Inc.
filed 2018-04-11
CIK 1544400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

AMERICAN OIL & GAS INC.
Condensed Balance Sheets

	(Unaudited)
	As of	As of
	October 31, 2016	January 31, 2016
ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$10,415	$10,415
Loan Payable - Related Party	40,249	40,249

Total Current Liabilities	50,664	50,664

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
20,000,000 shares issued and outstanding as of October 31, 2016 and January 31, 2016	$20,000	$20,000
Additional Paid-In Capital	40,000	40,000
Accumulated deficit	(110,664)	(110,664)
Total Stockholders' Deficit	(50,664)	(50,664)

Total Liabilities & Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015

Revenues	$-	$-	$-	$-

Expenses
General and Administration	-	-	-	2,039
Bad Debt	-	-	-	14,714
Professional Fees	-	-	-	5,653
Total Expenses	-	-	-	22,405

Net Ordinary Income	-	-	-	(22,405)

Other Income
Debt Forgiveness	-	5,533	-	5,533
Total Other Income	-	5,533	-	5,533

Net (Loss)	$-	$5,533	$-	$(16,872)

Net Loss Per Basic and Diluted share	$-	$0.00	$-	$-

Weighted average number of Common Shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	ended	ended
	October 31, 2016	October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$-	$(16,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts Payable	-	(1,630)
Note Recievable	-	14,714
Net cash (used in) operating activities	-	(3,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable - Related Party	-	3,248
Net cash provided by financing activities	-	3,248

Net (decrease) in cash	-	(540)

Cash at beginning of period	-	540

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Notes to Condensed Financial Statements
October 31, 2016
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

NOTE 3. GOING CONCERN

As of October 31, 2016, the Company has generated limited revenue and has accumulated losses since inception. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

AMERICAN OIL & GAS INC.
Notes to Condensed Financial Statements
October 31, 2016
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

As of October 31, 2016, $3,500 is owed to Shane Reeves, President and $36,749 is owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

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

We incurred no operating expenses or revenues for the three-month periods ended October 31, 2016 and 2015.

Our net loss for the three months ended October 31, 2016 and 2015 was $0.

We incurred no operating expenses or revenues for the nine-month period ended October 31, 2016.  We incurred operating expenses of $22,405 for the nine-month period ended October 31, 2015.  For the nine-months ended October 31, 2015 our expenses consisted of $2,039 in general operating expenses, $5,653 in professional fees and $14,714 in a bad debt expense.

Our net loss for the nine months ended October 31, 2016 was $0.  Our net loss for the nine months ended October 31, 2015 was $16,872 due to a debt forgiveness of $5,533.

Liquidity and Capital Resources

We had no cash at October 31, 2016 and there were outstanding liabilities of $50,664.  Our cash balance is not sufficient to cover the expenses we will incur during the next twelve months, we will require revenues from operations or loans from our director in order to continue.  We are an exploration stage company and have generated $3,918 in revenue from inception to October 31, 2016.

As of October 31, 2016, $3,500 is owed to Shane Reeves, President and $36,749 is owed to a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2016

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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