Form 10-K
period 2017-01-31
American Oil & Gas Inc.
filed 2018-06-05
CIK 1544400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☑

As of May 29, 2018, the registrant had 20,000,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

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

Item 1. Business

General Information

We are an exploration stage company with limited revenues and a short operating history.  Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share with 20,000,000 common shares issued and outstanding as of January 31, 2017.

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

Employees and Employment Agreements

Our only employee is our officer, Shane Reeves.  Mr. Reeves currently devotes 8-10 hours per week to company matters and after receiving funding or a substantial increase in revenues he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company.  There are no formal employment agreements between the company and our current employee.

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

We were incorporated in January 2012. We have no significant operating history upon which an evaluation of our future success or failure can be made. Our net loss was $116,166 from inception to January 31, 2017. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

As of January 31, 2017, we had 20,000,000 shares of $0.0001 par value common stock issued and outstanding held by 27 shareholders of record.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2017.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended January 31, 2017 and 2016 we incurred $5,502 and $3,979, respectively, in operating and general and administrative expenses, $0 and $5,653 in professional fees and $0 and $14,714 in bad debt expenses.  For the year ended January 31, 2016 we recorded a gain of $5,533 in debt forgiveness from legal fees.

The following table provides selected financial data about our company for the years ended January 31, 2017 and 2016.

Balance Sheet Data:	1/31/17	1/31/16

Cash	$0	$0
Total assets	$0	$0
Total liabilities	$56,166	$50,664
Shareholders' equity	$(56,166)	$(50,664)

Liquidity and Capital Resources

Our cash balance at January 31, 2017 was $0 with $14,442 in accounts payable and $41,724 in loans payable to related parties.  If we experience a shortage of funds in the next twelve months we may utilize additional funds from our director, who has agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Plan of Operation

Our current cash balance is $0, which is not sufficient to cover the expenses we will incur during the next twelve months.  In order to achieve our business plan goals, we must find another lease and will need to realize revenue from oil & gas sales.  We are an exploration stage company and have generated $3,918 in revenue from inception to January 31, 2017.  We have sold $60,000 in equity securities to pay for our start-up operations.

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

Going Concern

Our auditor has issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because no revenues are anticipated until we begin extracting minerals if they are found.  There is no assurance we will ever reach that point.

Item 8. Financial Statements

AMERICAN OIL & GAS INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of American Oil & Gas, Inc.

We have audited the accompanying balance sheets of American Oil & Gas, Inc. as of January 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2017. American Oil & Gas Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas, Inc. as of January 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 4 to the financial statements, the Company has had limited operations from the date of inception and has no established source of revenue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result in the outcome of this uncertainty.

/s/ Haynie & Company
Haynie & Company
Denver, Colorado
June 5, 2018

AMERICAN OIL & GAS INC.
Balance Sheets

	As of	As of
	January 31, 2017	January 31, 2016
ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$14,442	$10,415
Loan Payable - Related Party	41,724	40,249

Total Current Liabilities	56,166	50,664

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
20,000,000 shares issued and outstanding as of January 31, 2017 and January 31, 2016	20,000	20,000
Additional Paid-In Capital	40,000	40,000
Accumulated deficit	(116,166)	(110,664)

Total Stockholders' Deficit	(56,166)	(50,664)

Total Liabilities & Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Statements of Operations

	Year ended	Year ended
	January 31, 2017	January 31, 2016

Revenues	$-	$-

Expenses
General and Administration	5,502	3,979
Bad Debt	-	14,714
Professional Fees	-	5,653
Total Expenses	5,502	24,345

Net Ordinary (Loss)	(5,502)	(24,345)

Other Income
Debt Forgiveness	-	5,533
Total Other Income	-	5,533

Net (Loss)	$(5,502)	$(18,812)

Net Loss Per Basic and Diluted share	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	20,000,000	20,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Statements of Changes in Stockholders' Equity
For the years ended January 31, 2017 and 2016

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Exploration
	Stock	Amount	Capital	Stage	Total

Balance, January 31, 2015	20,000,000	$20,000	$40,000	$(91,852)	$(31,852)

Net loss, January 31, 2016				(18,812)	(18,812)

Balance, January 31, 2016	20,000,000	$20,000	$40,000	$(110,664)	$(50,664)

Net loss, January 31, 2017				(5,502)	(5,502)

Balance, January 31, 2017	20,000,000	$20,000	$40,000	$(116,166)	$(56,166)

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Statements of Cash Flows

	Year ended	Year ended
	January 31, 2017	January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,502)	$(18,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Bad Debt	-	14,714
Accounts Payable	4,027	310
Net cash (used in) operating activities	(1,475)	(3,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable - Related Party	1,475	3,248
Net cash provided by financing activities	1,475	3,248

Net (decrease) in cash	-	(540)

Cash at beginning of period	-	540

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-
Income Taxes	$-	$-

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

ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2017 and prior. Based on evaluation of the 2017 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of January 31, 2017 and 2016, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at January 31, 2017 or 2016, and have not recognized interest and/or penalties in the statement of operations for the years ended January 31, 2017 or 2016.

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

AMERICAN OIL & GAS INC.
Notes to Financial Statements

NOTE 4.  GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company has had limited operations during the period from January 23, 2012 (date of inception) to January 31, 2017 and generated a net loss of $116,166.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and a major shareholder for operating capital.  As of January 31, 2017, the Company had a working capital deficit of $56,166 and $0 cash, compared to a working capital deficit of $50,664 and cash of $0 as of January 31, 2016.

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

As of January 31, 2017, $3,500 is owed to Shane Reeves, president and $38,224 is owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

NOTE 7.  INCOME TAXES AND NET OPERATING LOSSES

Income Taxes

a)
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended January 31, 2017 and 2016

	2017	2016

Net (loss) before income taxes	$(5,502)	$(18,812)
Adjusted net loss for tax purposes	(5,502)	(18,812)
Statutory rate	26%	26%

	(1,431)	(4,891)
Valuation allowance	1,431	4,891
Provision for income taxes	$-	$-

AMERICAN OIL & GAS INC.
Notes to Financial Statements

NOTE 7. INCOME TAXES AND NET OPERATING LOSSES (Continued)

b)	Deferred Income Tax Assets

Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Tax Cuts and Job Act was enacted on December 22, 2017 which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018.  We used 26% as an effective rate.

The tax effects of temporary differences that give rise to the deferred income tax assets at January 31, 2017 and 2016 are as follows:

	2017	2016

NOL Carryover	$30,203	$28,773
Valuation Allowance	$30,203	$28,773

c)	Cumulative Non-Capital Losses

The Company has non-capital losses carried forward of approximately $116,166 available to reduce future years' taxable income. These losses will expire as follows:

2032	$566
2033	18,684
2034	42,331
2035	30,271
2036	18,812
2037	5,502
$116,166

At January 31, 2017, the Company had net operating loss carryforwards of approximately $116,166 that may be offset against future taxable income for the year 2018 through 2037. No tax benefit from continuing or discontinued operations have been reported in the January 31, 2017 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operation loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company had no accruals for interest and tax penalties at January 31, 2017 and 2016.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. and the state of Nevada.

AMERICAN OIL & GAS INC.
Notes to Financial Statements

NOTE 8. GAIN ON FORGIVENESS OF DEBT

During the year ended January 31, 2016 we had a gain on forgiveness of debt of $5,533 from the cancellation of a payable debt to our legal counsel.  During the year ended January31, 2017 there was no gain on forgiveness of debt.

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of January 31, 2017 and 2016:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 20,000,000 shares issued and outstanding.

NOTE 10.  SUBSEQUENT EVENTS

On April 12, 2018 the Company’s Board of Directors accepted the resignation of Ronald Pantin Carvallo as CEO and director.  Mr. Carvallo had served as CEO and director since June 13, 2017.  Shane Reeves, Chief Financial Officer and director, assumed the position of CEO.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Subsequent Event

Item 5.01 Changes in Control of Registrant

On April 12, 2018 the Company’s Board of Directors accepted the resignation of Ronald Pantin Carvallo as CEO and director.  Mr. Carvallo had served as CEO and director since June 13, 2017.  Shane Reeves, Chief Financial Officer and director, assumed the position of CEO.

PART III

Item 10.  Director and Executive Officer

The name, age and title of our executive officers/directors at the date of this report is as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Shane Reeves	42	President,	10/27/14	1/31/19
2100 West Loop South		Secretary,
Suite 700		Treasurer,
Houston, TX 77027		CEO, CFO & Director

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

Item 11.  Executive Compensation

Our current officers receive no compensation.  The current Board of Directors is comprised of Shane Reeves.  The following tables represent the time periods covered by this annual report through the year ended January 31, 2017 and the positions held by Mr. Reeves at January 31, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Shane Reeves,	2015	0	0	0	0	0	0	0	0
President,	2016	0	0	0	0	0	0	0	0
CEO & CFO	2017	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Shane Reeves, CEO & CFO	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Shane Reeves, Director	0	0	0	0	0	0	0

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

As of January 31, 2017, $38,224 is owed to a past officer and director, Mr. Gelfand, from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

As of January 31, 2017, $3,500 is owed to Mr. Reeves, a current officer and director, from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2017 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

Future Sales by Existing Stockholders

As of January 31, 2017, a total of 10,000,000 shares have been issued to Robert Gelfand, a past officer/director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

As of January 31, 2017, $38,224 is owed to Mr. Gelfand from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

As of January 31, 2017, $3,500 is owed to Mr. Reeves, a current officer and director, from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company by Haynie and Company, PC, for audit services, including quarterly reviews, were $5,500 for audit-related services were $0, for tax services were $0 and for other services were $0 for the year ended January 31, 2017.

The total fees charged to the Company by Haynie and Company, PC, for audit services, including quarterly reviews, were $5,500 for audit-related services were $0, for tax services were $0 and for other services were $0 for the year ended January 31, 2016.

Pre-Approval Policies

Our board of directors approves the engagement of the auditor before the firm renders audit and non-audit services.

PART IV

Item 15.  Exhibits

The following exhibits are included with this filing:

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
31	Sec. 302 Certification of CEO and CFO
32	Sec. 906 Certification of CEO and CFO
101	Interactive Data Files pursuant to Regulation S-T

* Included in our Registration Statement of Form S-1 under Commission File Number 333-180164.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Oil & Gas Inc.

Date June 5, 2018	By: /s/ Shane Reeves
Shane Reeves, Chief Executive Officer, Chief Financial and Accounting Officer
and Director