Form 10-Q
period 2017-04-30
American Oil & Gas Inc.
filed 2018-07-31
CIK 1544400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  20,000,000 shares as of July 31, 2018

ITEM 1. FINANCIAL INFORMATION

AMERICAN OIL & GAS INC.
Condensed Balance Sheets

	(Unaudited)
	As of	As of
	April 30, 2017	January 31, 2017
ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$14,442	$14,442
Loan Payable - Related Party	41,724	41,724
Total Current Liabilities	56,166	56,166

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
20,000,000 shares issued and outstanding as of April 30, 2017 and January 31, 2017	$20,000	$20,000
Additional Paid-In Capital	40,000	40,000
Accumulated deficit	(116,166)	(116,166)
Total Stockholders' Deficit	(56,166)	(56,166)

Total Liabilities & Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Operations
(Unaudited)

	Three Months	Three Months
	ended	ended
	April 30, 2017	April 30, 2016

Revenues	$-	$-

Expenses	-	-

Net Ordinary Income	-	-

Net (Loss)	$-	$-

Net Loss Per Basic and Diluted share	$-	$-

Weighted average number of Common Shares outstanding	20,000,000	20,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	ended	ended
	April 30, 2017	April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$-	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:

Net cash provided by (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Notes to Condensed Financial Statements
April 30, 2017
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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2017 as reported in the Form 10-K have been omitted.

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

NOTE 3. GOING CONCERN

As of April 30, 2017, the Company has generated limited revenue and has accumulated losses since inception. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company did not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

AMERICAN OIL & GAS INC.
Notes to Condensed Financial Statements
April 30, 2017
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

As of April 30, 2017, $3,500 is owed to Shane Reeves, President and $38,224 is owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

NOTE 6: SUBSEQUENT EVENTS

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

We incurred no operating expenses or revenues for the three-month periods ended April 30, 2017 and 2016.

Our net loss for the three months ended April 30, 2017 and 2016 was $0.

Liquidity and Capital Resources

We had no cash at April 30, 2017 and there were outstanding liabilities of $52,139.  Our cash balance is not sufficient to cover the expenses we will incur during the next twelve months, we will require revenues from operations or loans from our director in order to continue.  We are an exploration stage company and have generated $3,918 in revenue from inception to April 30, 2017.

As of April 30, 2017, $3,500 is owed to Shane Reeves, President and $38,224 is owed to a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended April 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Event

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

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-180164, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31	Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer
32	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Oil & Gas Inc.
Registrant

Date July 31, 2018	By: /s/ Shane Reeves
Shane Reeves, Chief Executive Officer, Chief Financial Officer and Director