Form 10-K
period 2020-10-31
American Oil & Gas Inc.
filed 2021-01-21
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

Commission file number 333-180164

American Oil & Gas Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	99-0372611
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Circuito Playa Del Carmen

Av. Los Amores No. 400-68

Bucerias, Nayarit

Mexico

63732

Phone: +523221984348

(Address of Principal Executive Offices, Zip Code & Telephone Number)

Resident Agents of Nevada

711 S. Carson Street #4

Carson City, NV 89701

Telephone (775)882-4641 Facsimile (775)882-6818

(Name, Address and Telephone Number of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting Company, or an emerging growth Company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting Company,” and “emerging growth Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting Company	☒
		Emerging growth Company	☒

If an emerging growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of April 30, 2020, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to April 30, 2020, was approximately $46,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 20, 2021, the registrant had 20,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

Documents Incorporated By Reference None

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

Our plan is to locate and lease existing wells for reactivation for the production of oil and gas that we will then sell, through an operator, to oil and gas brokers and gatherers. The gas sometimes may be sold directly to the public utility companies.

Our focus for the fiscal year ended October 31, 2021 will be on pursuing the acquisition of leases and/or existing oil and gas wells which have potential for production. We will also be searching for other business opportunities in the event we cannot acquire any new wells or leases.

Emerging Growth Company Status under the JOBS Act

American Oil & Gas Inc. (“AO&G”) qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as “emerging growth companies.” Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

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

Financial and Audit Requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

•	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

•	Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

•	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

•	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor’s attestation regarding the issuer’s internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

•	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

•	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

•	The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO “road show.”

Other Public Company Requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

•	The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

•	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and

•	The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share with 20,000,000 common shares issued and outstanding as of October 31, 2020.

Our plan of operation is to search for appropriate oil and gas leases. During fiscal 2021, we anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $16,500. If we are able to secure a new oil or gas lease the cost would be in addition to this anticipated expenditure amount.

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

Source and Availability of Raw Materials

We have no significant raw materials. However, if we are successful in our plan of operations, we may make use of numerous oil field service companies.

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

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

We have no patents, trademarks, licenses, concessions, or labor contracts. We will pay royalties to mineral owners and owners of overriding royalties on any future oil and gas leases. These royalties usually are 25%. The leases are in effect and royalties are owed as long as there is production on the property.

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

Employees and Employment Agreements

Our only employee is our officer, Michael Noble. Mr. Noble currently devotes 8-12 hours per month to company matters and after receiving funding or a substantial increase in revenues he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the Company. There are no formal employment agreements between the Company and our current employee.

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

We were incorporated in January 2012. We have no significant operating history upon which an evaluation of our future success or failure can be made. Our net loss was $124,154 from inception to October 31, 2020. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Because our officer and director has other outside business activities and will only be devoting approximately two to three hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because our officer and director has other outside business activities and will only be devoting two to three hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result our business plan may be periodically interrupted or suspended.

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

Our internal financial controls may be considered inadequate.

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

We may be unable to secure adequate financing to pay for operating expenses.

Beginning in 2020, the global COVID-19 pandemic significantly increased the volatility of financial markets worldwide. Significant volatility or disruptions of the capital markets could eliminate our access to financing, and/or significantly increase its cost. Such volatility or disruptions in the capital markets may cause lenders to be unwilling to provide us with financing to fund our ongoing operations and growth.

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

Item 2. Properties

We do not currently own any property. The Company is currently provided with office space by our officer and director at no charge. The offices are located at Circuito Playa del Carmen, Av. Los Amores No. 400-68, Bucerias, Nayarit, Mexico 63732. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

As of October 31, 2020, we had 20,000,000 shares of $0.0001 par value common stock issued and outstanding held by 28 shareholders of record.

Our common stock was listed on the OTCBB under the symbol “AOIX”. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the U.S. Securities and Exchange Commission or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. Due to lack of capital, the Company became delinquent in their filings with the U.S. Securities and Exchange Commission. The Company is now filing the reports required to correct the delinquency.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

-	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

-	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

-	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

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

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2020.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended October 31, 2020 and 2019, we had no income and incurred $950 and $775, respectively, in professional fees.

The following table provides selected financial data about our company for the years ended October 31, 2020 and 2019.

Balance Sheet Data:	10/31/20	10/31/19

Cash	$-	$-
Total assets	$-	$-
Total liabilities	$64,154	$63,204
Shareholders’ deficit	$(64,154)	$(63,204)

Liquidity and Capital Resources

Our cash balance at October 31, 2020 was $0, with $7,353 in accounts payable and $56,801 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, Michael Noble and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Plan of Operation

Our current cash balance is $0, which is not sufficient to cover the expenses we will incur during the next twelve months. In order to achieve our business plan goals, we must lease property and will need to realize revenue from oil & gas sales. We are an exploration stage company and have generated $3,918 in revenue from inception to October 31, 2020. We have sold $60,000 in equity securities to pay for our start-up operations.

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

Our plan of operation for the fiscal year 2021 will be on pursuing the acquisition of leases and/or existing oil and gas wells which have potential for production. We will also be searching for other business opportunities in the event we cannot acquire any new wells or leases. We anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $16,500. If we are able to secure a new oil or gas lease the cost would be in addition to this anticipated expenditure amount.

New management intends to bring the Company current in its filings with the Securities and Exchange Commission and maintain compliance going forward.  Prior management failed to maintain compliance and was subsequently removed by a vote of the majority of the shareholders.  The Company filed a report on Form 10-Q for the period ended April 30, 2017, but has been delinquent for financial filings required from July 31, 2017 to the current date.  During the period from May 1, 2017 to the period covered by this report (November 1, 2018 to October 31, 2020) there were no material events that occurred that were not reported as a subsequent event in financial filings or on Form 8-K.  Current management and a majority shareholder will provide funds to pay the costs of compliance until such a time as the Company generates revenue to fund operations.

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

AMERICAN OIL & GAS INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Oil & Gas, Inc.

Carson City, Nevada

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Oil & Gas, Inc. (the Company) as of October 31, 2020 and 2019, and the related statements of operations, change in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2020.

Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC)

Farmington, Utah

January 20, 2021

AMERICAN OIL & GAS INC.
Audited Balance Sheets

	As of	As of
	October 31, 2020	October 31, 2019

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$7,353	$6,403
Loan Payable - Related Party	56,801	56,801

Total Current Liabilities	64,154	63,204

Commitments and Contingencies	-	-

Stockholders' Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized; 20,000,000 shares issued and outstanding	$20,000	$20,000
Additional Paid-In Capital	40,000	40,000
Accumulated Deficit	(124,154)	(123,204)

Total Stockholders' Deficit	(64,154)	(63,204)
Total Liabilities & Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Audited Statements of Operations

	Year	Year
	ended	ended
	October 31, 2020	October 31, 2019

Revenues	$-	$-

Operating Expenses

Professional Fees	950	775

Total Operating Expenses	950	775

Loss from Operations	(950)	(775)

Net Loss	$(950)	$(775)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	20,000,000	20,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC. Audited Statements of Changes in Stockholders' Deficit For the years ended October 31, 2020 and 2019

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit Stage	Total
Balance, October 31, 2018	20,000,000	$20,000	$40,000	$(122,429)	$(62,429)

Net loss				(775)	(775)

Balance, October 31, 2019	20,000,000	$20,000	$40,000	$(123,204)	$(63,204)

Net loss				(950)	(950)

Balance, October 31, 2020	20,000,000	$20,000	$40,000	$(124,154)	$(64,154)

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.
Audited Statements of Cash Flows

	Year	Year
	ended	ended
	October 31, 2020	October 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(950)	$(775)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts Payable	950	-

Net cash used in operating activities	-	(775)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Loan Payable - Related Party	-	775

Net cash provided by financing activities	-	775

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

AMERICAN OIL & GAS INC.

Notes to the Audited Financial Statements

Years Ended October 31, 2020 and 2019

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American Oil & Gas Inc. (the Company) was incorporated under the laws of the State of Nevada on January 23, 2012. The Company was formed to engage in the acquisition, exploration and development of oil and gas properties.

The Company is in the exploration stage. The Company currently does not own or have claim to any properties. The Company has not commenced any exploration activities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected an October 31 year-end.

Basic Earnings (Loss) Per Share

ASC 260, “Earnings Per Share,” specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

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

ASC 740, “Income Taxes,” clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2020 and prior. Based on evaluation of the 2020 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of October 31, 2020 and 2019, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at October 31, 2020 or 2019, and have not recognized interest and/or penalties in the statement of operations for the years ended October 31, 2020 or 2019.

Revenue

The Company has implemented ASU 2015-04, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606, “ASC 606”). Pursuant to ASC 606, in contracts with customers, an entity should recognize revenue in a way that depicts the amount and timing of consideration received for transferring goods or services. To achieve this, an entity should apply the five-step approach outlined in the new revenue standard:

•	Step 1: Identify the contract with a customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligations in the contract

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

Adopting this new standard had no material financial impact on our financial statements. The Company has not generated any revenue since its inception.

Advertising

The Company will expense its advertising when incurred. There has been no advertising since inception.

Oil and Gas Properties

Oil and gas investments are accounted for by the successful efforts’ method of accounting. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs, and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed.

Depletion of capitalized oil and gas well costs are provided using the units of production method based on estimated proved developed oil and gas reserves of the respective oil and gas properties.

Stock Compensation

Stock-based compensation to employees and non-employees is accounted for in accordance with ASC No. 718, “Stock Compensation,” based on the grant date fair value of the consideration received or equity instruments issued, whichever is more readily determinable.

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at October 31, 2020. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

AMERICAN OIL & GAS INC.

Notes to Financial Statements

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to October 31, 2020 and generated an accumulated net loss of $124,154. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses it will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and a major shareholder for operating capital. As of October 31, 2020, the Company had a working capital deficit of $64,154 and cash of $0, compared to a working capital deficit of $63,204 and cash of $0 as of October 31, 2019.

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

NOTE 5. RELATED PARTY TRANSACTIONS

As of October 31, 2020 and 2019, $18,577 is owed to Shane Reeves, a former president of the Company, and $38,224 is owed to Robert Gelfand, a major shareholder.  These loans are non-interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

Income Taxes

a)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended October 31, 2020 and 2019

AMERICAN OIL & GAS INC.

Notes to Financial Statements

NOTE 6. INCOME TAXES (Continued)

	2020	2019

Net (loss) before income taxes	$(950)	$(775)
Adjusted net loss for tax purposes	(950)	(775)
Statutory rate	21%	21%

	(200)	(163)
Valuation allowance	200	163
Provision for income taxes	$-	$-

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

c)	Cumulative Non-Capital Losses

At October 31, 2020, the Company had net operating loss carryforwards of approximately $124,154 that may be offset against future taxable income for the year 2021 through 2040. No tax benefit from continuing or discontinued operations have been reported in the October 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operation loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company had no accruals for interest and tax penalties at October 31, 2020 and 2019.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. and the state of Nevada. The tax returns for the years ended October 31, 2020, 2019 and 2018 are still open for examination by taxing authorities.

NOTE 7. STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of October 31, 2020 and 2019:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 20,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the date these financial statements were issued to assess the need for potential recognition or disclosure in this report, and determined that no such events have occurred.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant’s Certifying Accountant

On July 30, 2019, the Board of Directors of the registrant accepted the resignation of Haynie & Company, PC of Littleton, Colorado (“Haynie”) as its independent accountant. The Company’s Board of Directors has engaged Pinnacle Accounting Group of Utah (“Pinnacle”) to serve as the Company’s independent registered public accounting firm effective November 20, 2020. During the most recent fiscal year and the interim periods preceding the engagement, the registrant has not consulted Pinnacle regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year End

On November 17, 2020, the Board of Directors of the registrant changed the fiscal year end of the Company from January 31st to October 31st.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2020, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Director and Executive Officer

The name, age and title of our executive officers/directors at the date of this report is as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Michael Noble	66	President,	10/30/20	10/31/21
Circuito Playa del Carmen		Secretary,
Av. Los Amores No. 400-68		Treasurer,
Bucerias, Nayarit		CEO, CFO &
Mexico 63732		Director

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

Michael Noble currently devotes 2-3 hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the Company.

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

Background Information

Michael Noble is currently the co-owner of Tequila Pharmacy, located in Bucerias, Mexico from February 2018 until present. Tequila Pharmacy currently runs two tequila stores specializing in small batch Tequila and Mezcal. From August 2013 to December 2017 he was the owner of Bignoblinski Green Cross Pharmacy, a medical marijuana company located in Bangkok, Thailand. From December 2006 until March 2013 he was the sole officer and director of Lucky Strike Explorations Inc., a junior mining exploration company located in Bangkok, Thailand. From September 2005 until July 2013 he was a financial consultant for Theravitae, a stem cell research company and Global Satellite Broadcasting Corporation, Ltd., a flat screen advertising company, both located in Bangkok, Thailand. From July 2002 until September 2005 he was also co-founder and director of Zen-cool, a ginseng health drink company in Bangkok, Thailand. Prior to this he was an insurance and financial consultant with Prudential Insurance in Calgary, Canada.

Code of Ethics

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Item 11. Executive Compensation

Our current officer receives no compensation. The current Board of Directors is comprised of Michael Noble. The following tables represent the time periods covered by this annual report through the year ended October 31, 2020 and the positions held by Mr. Noble at October 31, 2020.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Michael Noble, President, CEO & CFO	2020	0	0	0	0	0	0	0	0
Shane Reeves, Former President, CEO & CFO	2019	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael Noble, CEO & CFO	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Noble, Director	0	0	0	0	0	0	0

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

As of October 31, 2020, $38,224 is owed to a past officer and director, Mr. Gelfand, from funds loaned by him to the Company.  These advances are non-interest bearing with no specific terms of repayment.

As of October 31, 2020, $18,577 is owed to Shane Reeves, a former officer and director, from funds loaned by him to the Company.  These advances are non-interest bearing with no specific terms of repayment.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 31, 2020 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Robert Gelfand Suite 400-601 West Broadway Vancouver, BC V5Z 4C2	10,000,000 Direct	50%
	Michael Noble Circuito Playa del Carmen Av. Los Amores No. 400-68 Bucerias, Nayarit Mexico 63732	800,000	0%

Common Stock	Officer/Director and Holders of More than 5% of Our Common Stock	10,800,000	50%

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report, there were 20,000,000 shares of our common stock issued and outstanding, 10,000,000 shares being held by a past officer and director and 800,000 held by the current officer and director.

Item 13. Certain Relationships and Related Transactions

In January 2012 Mr. Gelfand, a past officer and director, purchased 10,000,000 shares of our common stock at $0.001 per share. All of such shares are “restricted” securities, as that term is defined by the Securities Act of 1933, as amended.

As of October 31, 2020, $38,224 is owed to Mr. Gelfand from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

As of October 31, 2020, $18,577 is owed to Shane Reeves, a former officer and director, from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

On July 30, 2019, the Board of Directors of the registrant accepted the resignation of Haynie & Company, PC of Littleton, Colorado as its independent accountant. The Company’s Board of Directors has engaged Pinnacle Accounting Group of Utah to serve as the Company’s independent registered public accounting firm effective November 20, 2020.

The total fees charged to the Company by Haynie and Company, PC, for audit services, including quarterly reviews, were $0 for audit-related services were $0, for tax services were $0 and for other services were $0 for the year ended October 31, 2020.

The total fees charged to the Company by Haynie and Company, PC, for audit services, including quarterly reviews, were $0 for audit-related services were $0, for tax services were $0 and for other services were $0 for the year ended October 31, 2019.

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

American Oil & Gas Inc.

Date: January 20, 2021	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer,
Chief Financial and Accounting Officer and
Director

