Form 10-Q
period 2021-01-31
American Oil & Gas Inc.
filed 2021-03-22
CIK 1544400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021

Commission file number 333-180164

AMERICAN OIL & GAS INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Circuito Playa Del Carmen

Av. Los Amores No. 400-68

Bucerias, Nayarit

Mexico

63732

(Address of principal executive offices, including zip code.)

+523221984348

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐    NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares as of March 15, 2021

ITEM 1. FINANCIAL INFORMATION

AMERICAN OIL & GAS INC.
Condensed Balance Sheets (Unaudited)

	As of	As of
	January 31, 2021	October 31, 2020

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$6,403	$7,353
Loan Payable - Related Party	65,791	56,801

Total Current Liabilities	72,194	64,154

Commitments and Contingencies

Stockholders' Deficit

Common stock, $0.001 par value, 75,000,000 shares authorized; 20,000,000 shares issued and outstanding	$20,000	$20,000
Additional Paid-In Capital	40,000	40,000
Accumulated Deficit	(132,194)	(124,154)

Total Stockholders' Deficit	(72,194)	(64,154)
Total Liabilities &
Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Operations (Unaudited)

	Three Months	Three Months
	ended	ended
	January 31, 2021	January 31, 2020

Revenues	$-	$-

Expenses

Professional Fees	8,040	950

Total Expenses	8,040	950

Net (Loss) from Operations	(8,040)	(950)

Net (Loss)	$(8,040)	$(950)

Net Loss Per Basic and
Diluted share	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	20,000,000	20,000,000

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Changes in Stockholders' Deficit
For the three months ended January 31, 2021 and 2020 (Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total

For the three months ended January 31, 2020

Balance, October 31, 2019	20,000,000	$20,000	$40,000	$(123,204)	$(63,204)

Net loss, January 31, 2020				(950)	(950)

Balance, January 31, 2020	20,000,000	$20,000	$40,000	$(124,154)	$(64,154)

For the three months ended January 31, 2021

Balance, October 31, 2020	20,000,000	$20,000	$40,000	$(124,154)	$(64,154)

Net loss, January 31, 2021				(8,040)	(8,040)

Balance, January 31, 2021	20,000,000	$20,000	$40,000	$(132,194)	$(72,194)

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Cash Flows (Unaudited)

	Three Months	Three Months
	ended	ended
	January 31, 2021	January 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(8,040)	$(950)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts Payable	(950)	950

Net cash (used in) operating activities	(8,990)	-

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Loan Payable - Related Party	8,990	-

Net cash provided by financing activities	8,990	-

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

AMERICAN OIL & GAS INC.

Notes to Condensed Financial Statements

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected an October 31, year-end.

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

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2020 as reported in the Form 10-K have been omitted.

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

AMERICAN OIL & GAS INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amount of cash, account payable and loans payable – related parties approximate their estimated fair value due to the short-term maturities of these financial instruments.

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

ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2020 and prior. Based on evaluation of the 2020 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of January 31, 2021 and 2020, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at January 31, 2021 or 2020, and have not recognized interest and/or penalties in the statement of operations for the three months ended January 31, 2021 or 2020.

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

AMERICAN OIL & GAS INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depletion of capitalized oil and gas well costs are provided using the units of production method based on estimated proved developed oil and gas reserves of the respective oil and gas properties.

Stock Transactions

Transactions, other than stock-based compensation, are in accordance with ASC No. 505.  Employee and non-employee stock-based compensation issuances accounted for in accordance with ASC No. 718. These issuances shall be accounted for based on the grant date fair value of the equity instruments issued.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to January 31, 2021 and generated an accumulated deficit of $132,194. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and a major shareholder for operating capital. As of January 31, 2021, the Company had a working capital deficit of $72,194 and $0 cash, compared to a working capital deficit of $64,154 and cash of $0 as of October 31, 2020.

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

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at January 31, 2021. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 5. RELATED PARTY TRANSACTIONS

As of January 31, 2021, $18,577 is owed to Shane Reeves, a former president of the Company and $47,214 is owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms. At October 31, 2020, $18,577 was owed to Shane Reeves and $38,224 was owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

NOTE 6.  STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of January 31, 2021 and October 31, 2020:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 20,000,000 shares issued and outstanding.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the date these financial statements were issued to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations

We are still in our exploration stage and have generated $3,918 in revenues to date. We generated no revenue for the three-month periods ended January 31, 2021 and 2020.

We incurred operating expenses of $8,040 and $950 for the three-month periods ended January 31, 2021 and 2020, respectively. The operating expenses were comprised of professional fees. The increase was due to the current management of the Company bringing the Company current in its filings with the SEC and the audit and other professional fees associated with that.

Our net loss for the three months ended January 31, 2021 and 2020 was $8,040 and $950, respectively.

Liquidity and Capital Resources

Our cash balance at January 31, 2021 was $0, with $6,403 in accounts payable and $65,791 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, Michael Noble and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Plan of Operation

Our current cash balance is $0, which is not sufficient to cover the expenses we will incur during the next twelve months. In order to achieve our business plan goals, we must lease property and will need to realize revenue from oil & gas sales. We are an exploration stage company and have generated $3,918 in revenue from inception to January 31, 2021. We have sold $60,000 in equity securities to pay for our start-up operations.

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

New management intends to bring the Company current in its filings with the Securities and Exchange Commission and maintain compliance going forward. Prior management failed to maintain compliance and was subsequently removed by a vote of the majority of the shareholders. The Company filed a report on Form 10-K for the years ended October 31, 2020 and 2019. Current management and a majority shareholder will provide funds to pay the costs of compliance until such a time as the Company generates revenue to fund operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

Our auditor has issued a going concern opinion on our October 31, 2020 audited financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate sufficient revenues from oil & gas sales. There is no assurance we will ever reach that point. In the meantime, the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Rule 12b-2 of the Securities Exchange Act of 1934 for “smaller reporting companies.”

ITEM 4. CONTROLS AND PROCEDURES.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2021 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our Company is not involved in any material litigation and we are unaware of any threatened material litigation. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business.

ITEM 1A. RISK FACTORS

Not required under Rule 12b-2 of the Securities Exchange Act of 1934 for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended January 31, 2021.

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

American Oil & Gas Inc.
Registrant

Date March 17, 2021	By:	/s/ Michael Noble
Michael Noble
Chief Executive Officer, Chief Financial Officer and Director

