Form 10-Q
period 2021-04-30
American Oil & Gas Inc.
filed 2021-06-07
CIK 1544400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021

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
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,000,000 shares as of June 7, 2021

ITEM 1. FINANCIAL INFORMATION

AMERICAN OIL & GAS INC. Condensed Balance Sheets (Unaudited)

	As of	As of
	April 30, 2021	October 31, 2020

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$6,440	$7,353
Loan Payable - Related Party	67,966	56,801

Total Current Liabilities	74,406	64,154

Commitments and Contingencies

Stockholders' Deficit

Common stock, $0.001 par value, 75,000,000 shares authorized; 20,000,000 shares issued and outstanding	$20,000	$20,000
Additional Paid-In Capital	40,000	40,000
Accumulated Deficit	(134,406)	(124,154)

Total Stockholders' Deficit	(74,406)	(64,154)
Total Liabilities & Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

AMERICAN OIL & GAS INC. Condensed Statements of Operations (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020

Revenues	$-	$-	$-	$-

Expenses
Professional Fees	2,212	-	10,252	950

Total Expenses	2,212	-	10,252	950

Net (Loss) from Operations	(2,212)	-	(10,252)	(950)

Net (Loss)	$(2,212)	$-	$(10,252)	$(950)

Net Loss Per Basic and Diluted share	$(0.00)	$-	$(0.00)	$(0.00)

Weighted average number of Basic and Diluted Common Shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

Condensed Statements of Changes in Stockholders' Deficit For the three and six months ended April 30, 2021 and 2021 (Unaudited)

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders’
	Stock	Amount	Capital	Deficit	Deficit

For the three and six months ended April 30, 2020

Balance, October 31, 2019	20,000,000	$20,000	$40,000	$(123,204)	$(63,204)

Net loss				(950)	(950)

Balance, January 31, 2020	20,000,000	$20,000	$40,000	$(124,154)	$(64,154)

Net loss				-	-

Balance, April 30, 2020	20,000,000	$20,000	$40,000	$(124,154)	$(64,154)

For the three and six months ended April 30, 2021

Balance, October 31, 2020	20,000,000	$20,000	$40,000	$(124,154)	$(64,154)

Net loss				(8,040)	(8,040)

Balance, January 31, 2021	20,000,000	$20,000	$40,000	$(132,194)	$(72,194)

Net loss				(2,212)	(2,212)

Balance, April 30, 2021	20,000,000	$20,000	$40,000	$(134,406)	$(74,406)

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

AMERICAN OIL & GAS INC. Condensed Statements of Cash Flows (Unaudited)

	Six Months	Six Months
	ended	ended
	April 30, 2021	April 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(10,252)	$(950)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts Payable	(913)	950

Net cash (used in) operating activities	(11,165)	-

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Loan Payable - Related Party	11,165	-

Net cash provided by financing activities	11,165	-

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
Interest	$-	$-
Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

AMERICAN OIL & GAS INC.

Notes to Condensed Financial Statements

Three Months Ended April 30, 2021

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

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

Three Months Ended April 30, 2021

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

ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2020 and prior. Based on evaluation of the 2020 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of April 30, 2021 and 2020, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at April 30, 2021 or 2020, and have not recognized interest and/or penalties in the statement of operations for the three months ended April 30, 2021 or 2020.

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

AMERICAN OIL & GAS INC.

Notes to Condensed Financial Statements

Three Months Ended April 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations and generated an accumulated deficit of $134,406. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and a major shareholder for operating capital. As of April 30, 2021, the Company had a working capital deficit of $74,406 and $0 cash, compared to a working capital deficit of $64,154 and cash of $0 as of October 31, 2020.

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

NOTE 5. RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2021, Robert Gelfand, a major shareholder and former officer and director, advanced funds to the Company to pay expenses in the amount of $11,165. As of April 30, 2021, $18,577 is owed to Shane Reeves, a former president and director of the Company and $49,389 is owed to Robert Gelfand from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms. At October 31, 2020, $18,577 was owed to Shane Reeves and $38,224 was owed to Robert Gelfand from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

NOTE 6. STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of April 30, 2021 and October 31, 2020:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

We are still in our exploration stage and have generated $3,918 in revenues to date. We generated no revenue for the three and six-month periods ended April 30, 2021 and 2020.

We incurred operating expenses of $2,212 and $0 for the three-month periods ended April 30, 2021 and 2020, respectively. The operating expenses were comprised of professional fees.

The increase was due to the current management of the Company bringing the Company current in its filings with the SEC and the audit and other associated professional fees.

We incurred operating expenses of $10,252 and $950 for the six-month periods ended April 30, 2021 and 2020, respectively. The operating expenses were comprised of professional fees.

The increase was due to the current management of the Company bringing the Company current in its filings with the SEC and the audit and other associated professional fees.

Our net loss for the three months ended April 30, 2021 and 2020 was $2,212 and $0, respectively. Our net loss for the six months ended April 30, 2021 and 2020 was $10,252 and $950, respectively.

Liquidity and Capital Resources

Our cash balance at April 30, 2021 was $0, with $6,440 in accounts payable and $67,966 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, Michael Noble and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Plan of Operation

Our current cash balance is $0, which is not sufficient to cover the expenses we will incur during the next twelve months. In order to achieve our business plan goals, we must lease property and will need to realize revenue from oil & gas sales. We are an exploration stage company and have generated $3,918 in revenue from inception to April 30, 2021. We have sold $60,000 in equity securities to pay for our start-up operations.

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

Current management will provide funds to pay the costs of compliance until such a time as the Company generates revenue to fund operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2021.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended April 30, 2021.

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

American Oil & Gas Inc. Registrant

Date June 7, 2021	By:	/s/ Michael Noble
Michael Noble,
Chief Executive Officer,
Chief Financial Officer and Director

