Form 10-Q
period 2021-07-31
American Oil & Gas Inc.
filed 2021-09-08
CIK 1544400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 shares as of September 7, 2021

ITEM 1. FINANCIAL INFORMATION

AMERICAN OIL & GAS INC.
Condensed Balance Sheets (Unaudited)

	As of	As of
	July 31, 2021	October 31, 2020

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$7,288	$7,353
Loan Payable - Related Party	69,687	56,801
Total Current Liabilities	76,975	64,154

Commitments and Contingencies

Stockholders' Deficit

Common stock, $0.001 par value, 75,000,000 shares
authorized; 20,000,000 shares issued and outstanding	$20,000	$20,000
Additional Paid-In Capital	40,000	40,000
Accumulated Deficit	(136,975)	(124,154)
Total Stockholders' Deficit	(76,975)	(64,154)
Total Liabilities &
Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020

Revenues	$-	$-	$-	$-

Expenses
Professional Fees	2,569	-	12,821	950
Total Expenses	2,569	-	12,821	950
Net (Loss) from Operations	(2,569)	-	(12,821)	(950)

Net (Loss)	$(2,569)	$-	$(12,821)	$(950)
Net Loss Per Basic and
Diluted share	$(0.00)	$-	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Changes in Stockholders' Deficit
For the three and nine months ended July 31, 2021 and 2020 (Unaudited)

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Deficit

For the three months ended July 31, 2020

Balance, April 30, 2020	20,000,000	$20,000	$40,000	$(124,154)	$(64,154)

Net loss				-	-

Balance, July 31, 2020	20,000,000	$20,000	$40,000	$(124,154)	$(64,154)

For the three months ended July 31, 2021

Balance, April 30, 2021	20,000,000	$20,000	$40,000	$(134,406)	$(74,406)

Net loss				(2,569)	(2,569)

Balance, July 31, 2021	20,000,000	$20,000	$40,000	$(136,975)	$(76,975)

For the nine months ended July 31, 2020

Balance, October 31, 2019	20,000,000	$20,000	$40,000	$(123,204)	$(63,204)

Net loss				(950)	(950)

Balance, July 31, 2020	20,000,000	$20,000	$40,000	$(124,154)	$(64,154)

For the nine months ended July 31, 2021

Balance, October 31, 2020	20,000,000	$20,000	$40,000	$(124,154)	$(64,154)

Net loss				(12,821)	(12,821)

Balance, July 31, 2021	20,000,000	$20,000	$40,000	$(136,975)	$(76,975)

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

AMERICAN OIL & GAS INC.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months	Nine Months
	ended	ended
	July 31, 2021	July 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(12,821)	$(950)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts Payable	(65)	950
Net cash (used in) operating activities	(12,886)	-

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Loan Payable - Related Party	12,886	-
Net cash provided by financing activities	12,886	-
Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$-	$-
Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

AMERICAN OIL & GAS INC.

Notes to Condensed Financial Statements

Nine Months Ended July 31, 2021 and 2020

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

Basic Earnings (Loss) Per Share

The Company follows ASC No. 260, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of potentially dilutive items outstanding.

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

AMERICAN OIL & GAS INC.

Notes to Condensed Financial Statements

Nine Months Ended July 31, 2021 and 2020

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2020 and prior. Based on evaluation of the 2020 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of July 31, 2021 and 2020, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at July 31, 2021 or 2020, and have not recognized interest and/or penalties in the statement of operations for the three and nine months ended July 31, 2021 or 2020.

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

AMERICAN OIL & GAS INC.

Notes to Condensed Financial Statements

Nine Months Ended July 31, 2021 and 2020

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to July 31, 2021 and generated an accumulated deficit of $136,975. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and a major shareholder for operating capital. As of July 31, 2021, the Company had a working capital deficit of $76,975 and $0 cash, compared to a working capital deficit of $64,154 and cash of $0 as of October 31, 2020.

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

NOTE 5. RELATED PARTY TRANSACTIONS

As of July 31, 2021, $18,577 is owed to Shane Reeves, a former president of the Company, $1,713 is owed to Michael Noble, current president of the Company and $49,397 is owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms. At October 31, 2020, $18,577 was owed to Shane Reeves and $38,224 was owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

NOTE 6. STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of July 31, 2021 and October 31, 2020:

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

Results of Operations

We are still in our exploration stage and have generated $3,918 in revenues to date.  We generated no revenue for the three and nine-month periods ended July 31, 2021 and 2020.

We incurred operating expenses of $2,569 and $0 for the three-month periods ended July 31, 2021 and 2020, respectively. The operating expenses were comprised of professional fees.

The increase was due to the professional fees associated with keeping the Company current in its filings with the SEC.

We incurred operating expenses of $12,821 and $950 for the nine-month periods ended July 31, 2021 and 2020, respectively.  The operating expenses were comprised of professional fees.

The increase was due to the current management of the Company bringing the Company current in its filings with the SEC and the audit and other professional fees associated with that.

Our net loss for the three months ended July 31, 2021 and 2020 was $2,569 and $0, respectively.

Our net loss for the nine months ended July 31, 2021 and 2020 was $12,821 and $950, respectively.

Liquidity and Capital Resources

Our cash balance at July 31, 2021 was $0, with $7,288 in accounts payable and $69,687 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, Michael Noble and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Plan of Operation

Our current cash balance is $0, which is not sufficient to cover the expenses we will incur during the next twelve months. In order to achieve our business plan goals, we must lease property and will need to realize revenue from oil & gas sales. We are an exploration stage company and have generated $3,918 in revenue from inception to July 31, 2021. We have sold $60,000 in equity securities to pay for our start-up operations.

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

New management has brought the Company current in its filings with the Securities and Exchange Commission and will maintain compliance going forward. Prior management failed to maintain compliance and was subsequently removed by a vote of the majority of the shareholders. The Company filed a report on Form 10-K for the years ended October 31, 2020 and 2019. Current management and a majority shareholder will provide funds to pay the costs of compliance until such a time as the Company generates revenue to fund operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2021.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended July 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-180164, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31	Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer
32	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Oil & Gas Inc. Registrant

Date September 7, 2021	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer, Chief Financial Officer and Director

