Form 10-K
period 2021-10-31
American Oil & Gas Inc.
filed 2021-11-26
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

As of April 30, 2020, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to April 30, 2021, was approximately $46,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 24, 2021, the registrant had 20,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

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

Item 1. Business

General Information

We are a development stage company with limited revenues and a short operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our focus for the fiscal year ended October 31, 2022 will be on pursuing other business opportunities to increase shareholder value.

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

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share with 20,000,000 common shares issued and outstanding as of October 31, 2021.

Our plan of operation is to search for new business opportunities. During fiscal 2021, we anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $16,500.

Distribution Methods

We have no distribution methods.

Competition

We currently have no competition.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

We are currently not required to be in compliance with any government regulation other than those for normal business operations and the requirements for reporting companies.

Source and Availability of Raw Materials

We have no significant raw materials.

Major Customers

We currently have no major customers.

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

As of October 31, 2021, we had 20,000,000 shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

Our common stock is traded on the over-the-counter market and is listed on the OTC Pink tier of the OTC Marketplace under the symbol “AOIX”. For the periods indicated, the following table sets forth the high and low sales prices per share of common stock. There were no reported trades in the common stock during the fiscal year ended October 31, 2020. The first reported trade in fiscal year 2021 occurred on May 28, 2021. The prices set forth in the table below may not be an accurate indicator of the value of the Company’s shares as there is no established active trading market for the shares. These prices may represent inter-dealer quotations and do not reflect retail markup, markdown or commissions and may not necessarily represent actual transactions.

Year ended October 31, 2020	High	Low
November 1, 2019 to January 31, 2020	0.00	0.00
February 1, 2020 to April 30, 2020	0.00	0.00
May 1, 2020 to July 31, 2020	0.00	0.00
August 1, 2020 to October 31, 2020	0.00	0.00

Year ended October 31, 2021	High	Low
November 1, 2020 to January 31, 2021	0.00	0.00
February 1, 2021 to April 30, 2021	0.00	0.00
May 1, 2021 to July 31, 2021	3.25	1.07
August 1, 2021 to October 31, 2021	1.32	0.82

The OTC Pink Tier of the OTC Marketplace is a regulated quotation service that displays real-time quotes, last sale prices and volume information in OTC securities. The OTC is not an issuer listing service, market or exchange. Although the OTC market does not have any listing requirements per se, to be eligible for quotation on the OTC market, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTC market that become delinquent in their required filings will be removed following a grace period if they do not make their required fling during that time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2021.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended October 31, 2021 and 2020, we had no income and incurred $15,739 and $950, respectively, in professional fees. The increase in professional fees was due to the fees incurred to bring the company current in its filings with the Securities and Exchange Commission. The Company had an increase of $15,739 in the year ended October 31, 2021 compared with October 31, 2020. This increase was primarily due to funds loaned to the company for operating expenses by Mr. Noble and Mr. Gelfand.

The following table provides selected financial data about our company for the years ended October 31, 2021 and 2020.

Balance Sheet Data:	10/31/21	10/31/20

Cash	$-	$-
Total assets	$-	$-
Total liabilities	$79,893	$64,154
Shareholders’ deficit	$(79,893)	$(64,154)

Liquidity and Capital Resources

Our cash balance at October 31, 2021 was $0, with $6,553 in accounts payable and $73,340 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, Michael Noble, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Plan of Operation

Our current cash balance is $0, which is not sufficient to cover the expenses we will incur during the next twelve months. We are a development stage company and have generated $3,918 in revenue from inception to October 31, 2021. We have sold $60,000 in equity securities to pay for our start-up operations.

Our auditor has issued a going concern opinion. The continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

Our plan of operation for the fiscal year 2022 will be on pursuing other business opportunities. We anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $16,500.

Current management and a majority shareholder will provide funds to pay the costs of compliance to remain current in the Company’s filings with the Securities and Exchange Commission until such a time as the Company generates revenue to fund operations.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were as follows:

(i) Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii) Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

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

AMERICAN OIL & GAS INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Oil & Gas, Inc.

Carson City, Nevada

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Oil & Gas, Inc. (the Company) as of October 31, 2021 and 2020, and the related statements of operations, change in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC)

Farmington, Utah

November 24, 2021

F-1

AMERICAN OIL & GAS INC.
Audited Balance Sheets

	As of	As of
	October 31, 2021	October 31, 2020

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$6,553	$7,353
Loan Payable - Related Party	73,340	56,801

Total Current Liabilities	79,893	64,154

Commitments and Contingencies

Stockholders' Deficit

Common stock, $0.001 par value, 75,000,000 shares authorized; 20,000,000 shares issued and outstanding as of October 31, 2021 and 2020	$20,000	$20,000
Additional Paid-In Capital	40,000	40,000
Accumulated deficit	(139,893)	(124,154)

Total Stockholders' Deficit	(79,893)	(64,154)
Total Liabilities &
Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

F-2

AMERICAN OIL & GAS INC.
Audited Statements of Operations

	Year	Year
	ended	ended
	October 31, 2021	October 31, 2020

Revenues	$-	$-

Expenses

Professional Fees	15,739	950

Total Expenses	15,739	950

Net Operating (Loss)	(15,739)	(950)

Net (Loss)	$(15,739)	$(950)

Net Loss Per Basic and
Diluted share	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	20,000,000	20,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

F-3

AMERICAN OIL & GAS INC.
Audited Statements of Changes in Stockholders' Deficit
For the years ended October 31, 2021 and 2020

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Deficit

Balance, October 31, 2019	20,000,000	$20,000	$40,000	$(123,204)	$(63,204)

Net loss, October 31, 2020				(950)	(950)

Balance, October 31, 2020	20,000,000	$20,000	$40,000	$(124,154)	$(64,154)

Net loss, October 31, 2021				(15,739)	(15,739)

Balance, October 31, 2021	20,000,000	$20,000	$40,000	$(139,893)	$(79,893)

The Accompanying Notes are an Integral Part of These Financial Statements

F-4

AMERICAN OIL & GAS INC.
Audited Statements of Cash Flows

	Year	Year
	ended	ended
	October 31, 2021	October 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(15,739)	$(950)
Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in operating assets and liabilities:
Accounts Payable	(800)	950

Net cash (used in) operating activities	(16,539)	-

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Related Party	16,539	-

Net cash provided by financing activities	16,539	-

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:

Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

F-5

AMERICAN OIL & GAS INC

Notes to the Financial Statements

Years Ended October 31, 2021 and 2020

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

Fair Value of Financial Instruments

The carrying amount of cash, account payable, and loans payable – related parties approximate their estimated fair value due to the short-term maturities of these financial instruments.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at October 31, 2021 or 2020, and have not recognized interest and/or penalties in the statement of operations for the years ended October 31, 2021 or 2020.

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

Stock-Based Compensation

Equity instruments issued to employees’ and non-employees’ for services rendered are accounted for in accordance with ASC No. 718. These issuances shall be accounted for based on the grant date fair value of the equity instruments issued, and recognized over the requisite service period.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to October 31, 2021, has negative working capital of $79,893, and has accumulated a deficit of $139,893. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and a major shareholder for operating capital.

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

NOTE 5. RELATED PARTY TRANSACTIONS

As of October 31, 2021 and 2020, $18,577 and $18,577, respectively, was owed to Shane Reeves, a former president of the Company, $4,991 and $0, respectively, was owed to Michael Noble, the current president of the Company, and $49,772 and $38,224, respectively, was owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms. During the years ended October 31, 2021 and 2020, the Company received $16,539 and $0, respectively, pursuant to these loans.

NOTE 6. INCOME TAXES AND NET OPERATING LOSSES

Income Taxes

a)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended October 31, 2021 and 2020

	2021	2020

Net (loss) before income taxes	$(15,739)	$(950)
Adjusted net loss for tax purposes	(15,739)	(950)
Statutory rate	21%	21%

Income tax benefit	(3,305)	(200)
Change in valuation allowance	3,305	200
Provision for income taxes	$-	$-

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

Deferred Tax Assets

As of October 31, 2021 and 2020, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $3,305 and $200 that may be available to reduce future years’ taxable income through 2040. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax asset of approximately $3,305 at October 31, 2021 and $200 at October 31, 2020 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $3,105 for the year ending October 31, 2021 and $29,378 for the period from January 23, 2012 (inception) through October 31, 2021.

Components of deferred tax assets at October 31, 2021 and 2020 were as follows:

	October 31, 2021	October 31, 2020
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$3,305	$200

Less valuation allowance	(3,305)	(200)

Deferred tax assets, net of valuation allowance	$-	$-

c)

Cumulative Non-Capital Losses

At October 31, 2021, the Company had net operating loss carryforwards of approximately $139,893 that may be offset against future taxable income for the year 2022 through 2041. No tax benefit from continuing or discontinued operations have been reported in the October 31, 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

	October	October
	31, 2021	31, 2020
Net operating loss carryforward	$139,893	$124,154
Tax Rate	21%	21%
Deferred tax asset	29,377	26,072
Less: Valuation allowance	(29,377)	(26,072)
Deferred tax asset	$-	$-

Due to change in ownership provisions of the Tax Reform Act of 1986, net operation loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended October 31, 2021 and 2020. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and tax penalties at October 31, 2021 and 2020.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. and the state of Nevada, and to date has not filed any tax returns.

NOTE 7. COMMON STOCK

The stockholders’ deficit section of the Company contains the following classes of capital stock as of October 31, 2021 and 2020:

Common stock, $0.001 par value: 75,000,000 shares authorized; 20,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to October 31, 2021 through the date these financial statements were issued. Based upon this evaluation, it was determined that, other than the event noted above, no subsequent events occurred that require recognition or disclosure in the financial statements.

F-8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Director and Executive Officer

The name, age and title of our executive officers/directors at the date of this report is as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Michael Noble	67	President,	10/30/20	10/31/22
Circuito Playa del Carmen		Secretary,
Av. Los Amores No. 400-68		Treasurer,
Bucerias, Nayarit		CEO, CFO &
Mexico 63732		Director

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

Item 11. Executive Compensation

Our current officer receives no compensation. The current Board of Directors is comprised of Michael Noble. The following tables represent the time periods covered by this annual report through the year ended October 31, 2020 and the positions held by Mr. Noble at October 31, 2021.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Noble, President, CEO & CFO	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael Noble, CEO & CFO	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Noble, Director	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 31, 2021 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Michael Noble Circuito Playa del Carmen Av. Los Amores No. 400-68 Bucerias, Nayarit Mexico 63732	10,800,000	54%

Common Stock	Officer/Director and Holders of More than 5% of Our Common Stock	10,800,000	54%

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

Item 13. Certain Relationships and Related Transactions

As of October 31, 2021, $4,991 is owed to the officer and director, Mr. Noble, from funds loaned by him to the Company. These advances are non-interest bearing with no specific terms of repayment. There were no funds loaned to the Company by Mr. Noble in the year ended October 31, 2020.

As of October 31, 2021, $49,772 is owed to Mr. Gelfand, a former officer and director, from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment. As of October 31, 2020 $38,224 was owed to Mr. Gelfand.

As of October 31, 2020, $18,577 is owed to Shane Reeves, a former officer and director, from funds loaned by him to the Company and is non-interest bearing with no specific terms of repayment. There were no funds loaned to the Company by Mr. Reeves in the year ended October 31, 2021.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company by Pinnacle Accounting Group of Utah, for audit services, including quarterly reviews, were $10,500 for audit-related services were $0, for tax services were $0 and for other services were $0 for the year ended October 31, 2021.

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

American Oil & Gas Inc.

Date November 24, 2021	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer,
Chief Financial and Accounting Officer and
Director

