Form 10-Q
period 2022-01-31
NFiniTi inc.
filed 2022-03-23
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2022

Commission file number 333-180164

NFiniTi inc.

(Exact name of registrant as specified in its charter)

AMERICAN OIL & GAS INC.
(Former name of registrant)

Nevada

(State or other jurisdiction of incorporation or organization)

Circuito Playa Del Carmen

Av. Los Amores No. 400-68

Bucerias, Nayarit

Mexico

63732

(Address of principal executive offices, including zip code.)

+523221984348

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 120,000,000 shares as of March 23, 2022

ITEM 1. FINANCIAL INFORMATION

2

Item 1. Financial Statements

NFiniTi inc.

INDEX TO FINANCIAL STATEMENTS

3

NFiniTi inc.

(Formerly AMERICAN OIL & GAS INC.)

Balance Sheets

(Unaudited)

	As of	As of
	January 31, 2022	October 31, 2021

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$19,318	$6,553
Loan Payable - Related Party	79,093	73,340

Total Current Liabilities	98,411	79,893
Commitments and Contingencies
Stockholders' Deficit

Common stock, $0.001 par value, 450,000,000 shares authorized; 120,000,000 shares issued and outstanding as of January 31, 2022 and October 31, 2021	$120,000	$120,000
Additional Paid-In Capital	(60,000)	(60,000)
Accumulated deficit	(158,411)	(139,893)

Total Stockholders' Deficit	(98,411)	(79,893)
Total Liabilities & Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Unaudited Financial Statements

NFiniTi inc.
(Formerly AMERICAN OIL & GAS INC.)
Statements of Operations (Unaudited)

	Three Months	Three Months
	ended	ended
	January 31, 2022	January 31, 2021

Revenues	$-	$-

Expenses

Professional Fees	18,518	8,040

Total Expenses	18,518	8,040

Net Operating (Loss)	(18,518)	(8,040)

Net (Loss)	$(18,518)	$(8,040)

Net Loss Per Basic and Diluted share	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	120,000,000	120,000,000

The Accompanying Notes are an Integral Part of These Unaudited Financial Statements

NFiniTi inc.
(Formerly AMERICAN OIL & GAS INC.)
Statements of Changes in Stockholders’ Deficit (Unaudited)

For the three months January 31, 2022 and 2021

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders’
	Stock	Amount	Capital	Deficit	Deficit

Balance, October 31, 2020	450,000,000	$120,000	$(60,000)	$(124,154)	$(64,154)

Net loss, January 31, 2021				(8,040)	(8,040)

Balance, January 31, 2021	450,000,000	$120,000	$(60,000)	$(132,194)	$(72,194)

Balance, October 31, 2021	450,000,000	$120,000	$(60,000)	$(139,893)	$(79,893)

Net loss, January 31, 2022				(18,518)	(18,518)

Balance, January 31, 2022	450,000,000	$120,000	$(60,000)	$(158,411)	$(98,411)

The Accompanying Notes are an Integral Part of These Unaudited Financial Statements

NFiniTi inc.
(Formerly AMERICAN OIL & GAS INC.)
Statements of Cash Flows (Unaudited)
	Three Months	Three Months
	ended	ended
	January 31, 2022	January 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(18,518)	$(8,040)
Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in operating assets and liabilities:
Accounts Payable	12,765	(950)

Net cash (used in) operating activities	(5,753)	(8,990)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable – Related Party	5,753	8,990

Net cash provided by financing activities	5,753	8,990

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for :

Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Unaudited Financial Statements

NFiniTi inc.

(Formerly American Oil & Gas Inc.)

Notes to Condensed Financial Statements

January 31, 2022

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

NFiniTi inc. was incorporated under the laws of the State of Nevada on January 23, 2012 as American Oil and Gas Inc. The Company was formed to engage in the acquisition, exploration and development of oil and gas properties. On December 30, 2021 the name of the Company was changed to NFiniTi inc.

The Company is in the exploration stage. The Company currently does not operate any properties. The Company has not commenced any exploration activities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected an October 31, year-end.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended October 31, 2021, included in our Annual Report on Form 10-K filed with the SEC.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2021 as reported in the Form 10-K have been omitted.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2021 and prior. Based on evaluation of the 2021 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of the years ended October 31, 2021 and 2020, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at January 31, 2022 or 2021, and have not recognized interest and/or penalties in the statement of operations for the three months ended October 31, 2021 or 2020.

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to January 31, 2022 and generated an accumulated deficit of $158,411. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and a major shareholder for operating capital. As of January 31, 2022, the Company had a working capital deficit of $98,411 and $0 cash, compared to a working capital deficit of $79,893 and cash of $0 as of January 31, 2021.

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

NOTE 5. RELATED PARTY TRANSACTIONS

As of January 31, 2022, $18,577 is owed to Shane Reeves, a former president of the Company, $6,744 is owed to Michael Noble, current president of the Company and $53,772 is owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms. At October 31, 2021, $18,577 was owed to Shane Reeves, a former president of the company, $4,991 is owed to Michael Noble, current president of the company and $49,772 was owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

NOTE 6. STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of January 31, 2022 and October 31, 2021:

Common stock, $ 0.001 par value: 450,000,000 shares authorized; 120,000,000 shares issued and outstanding.

Effective December 30, 2021, the Company effected a six for one forward stock split of its issued and outstanding common stock. As a result, its authorized capital increased from 75,000,000 to 450,000,000 shares of common stock with a par value of $0.001 and it’s issued and outstanding shares increased from 20,000,000 shares of common stock to 120,000,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

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

Results of Operations

We generated no revenue for the three-month periods ended January 31, 2022 and 2021.

We incurred operating expenses of $18,518 and $8,040 for the three-month periods ended January 31, 2022 and 2021, respectively. The operating expenses were comprised of professional fees. The increase was due to the professional fees associated with keeping the Company current in its filings with the SEC.

Our net loss for the three months ended January 31, 2022 and 2021 was $18,518 and $8,040, respectively.

Effective December 30, 2021, the Company effected a six for one forward stock split of its issued and outstanding common stock. As a result, its authorized capital increased from 75,000,000 to 450,000,000 shares of common stock with a par value of $0.001 and it’s issued and outstanding shares increased from 20,000,000 shares of common stock to 120,000,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Liquidity and Capital Resources

Our cash balance at January 31, 2022 was $0, with $19,318 in accounts payable and $79,093 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, Michael Noble and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

4

Plan of Operation

We are a development stage company with no revenues and a short operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our focus for the fiscal year ended October 31, 2022 will be on pursuing other business opportunities to increase shareholder value.

During fiscal 2022, we anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $16,500.

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

5

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2022.

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

6

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended January 31, 2022.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NFiniTi inc. Registrant

Date March 23, 2022	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer, Chief Financial Officer and Director

8