Form 10-Q
period 2022-04-30
NFiniTi inc.
filed 2022-06-21
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 120,000,000 shares as of June 21, 2022

ITEM 1. FINANCIAL INFORMATION

2

NFiniTi inc.
Balance Sheets (unaudited)

	As of	As of
	April 30, 2022	October 31, 2021

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$6,728	$6,553
Shareholder Loan	23,139	-
Loan Payable - Related Party	79,093	73,340

Total Current Liabilities	108,960	79,893

Commitments and Contingencies

Stockholders' Deficit

Common stock, $0.001 par value, 450,000,000 shares authorized; 120,000,000 shares issued and outstanding as of April 30, 2022 and October 31, 2021	$120,000	$120,000
Additional Paid-In Capital	(60,000)	(60,000)
Accumulated Deficit	(168,960)	(139,893)

Total Stockholders' Deficit	(108,960)	(79,893)
Total Liabilities &
Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

NFiniTi inc.

Statements of Operations (unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021

Revenues	$-	$-	$-	$-

Expenses

Professional Fees	10,549	2,212	29,067	10,252

Total Expenses	10,549	2,212	29,067	10,252

Net Loss from Operations	(10,549)	(2,212)	(29,067)	(10,252)

Net Loss	$(10,549)	$(2,212)	$(29,067)	$(10,252)

Net Loss Per Basic and
Diluted share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	120,000,000	120,000,000	120,000,000	120,000,000

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

NFiniTi inc.
Statements of Changes in Stockholders' Deficit
For the three and six months ended April 30, 2022 and 2021 (unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, October 31, 2020	450,000,000	$120,000	$(60,000)	$(124,154)	$(64,154)

Net loss				(8,040)	(8,040)

Balance, January 31, 2021	450,000,000	$120,000	$(60,000)	$(132,194)	$(72,194)

Net loss				(2,212)	(2,212)

Balance, April 30, 2021	450,000,000	$120,000	$(60,000)	$(134,406)	$(74,406)

Balance, October 31, 2021	450,000,000	$120,000	$(60,000)	$(139,893)	$(79,893)

Net loss				(18,518)	(18,518)

Balance, January 31, 2022	450,000,000	$120,000	$(60,000)	$(158,411)	$(98,411)

Net loss				(10,549)	(10,549)

Balance, April 30, 2022	450,000,000	$120,000	$(60,000)	$(168,960)	$(108,960)

The Accompanying Notes are an Integral Part of These Unaudited Financial Statements

NFiniTi, inc.

Statements of Cash Flows (unaudited)

	Six Months	Six Months
	ended	ended
	April 30, 2022	April 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(29,067)	$(10,252)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts Payable	175	(913)

Net cash used in operating activities	(28,892)	(11,165)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Shareholder Loan	23,139	-
Proceeds from Loan Payable - Related Party	5,753	11,165

Net cash provided by financing activities	28,892	11,165

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

NFiniTi inc.

Notes to Condensed Financial Statements

April 30, 2022 (unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

NFiniTi inc. was incorporated under the laws of the State of Nevada on January 23, 2012, as American Oil and Gas Inc. The Company was formed to engage in the acquisition, exploration and development of oil and gas properties. On December 30, 2021, the name of the Company was changed to NFiniTi inc.

The Company is in the exploration stage. The Company currently does not operate any properties. The Company has not commenced any exploration activities.

A non-binding LOI was signed with NFTUS on December 20, 2021 but expired without a definitive agreement being consummated and no further efforts are being made to consummate a deal with NFTUS at this time.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected an October 31 year-end.

The accompanying unaudited interim financial statements of the Company are condensed and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2021 as reported in the Form 10-K have been omitted.

Basic Earnings (Loss) Per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation, and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

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

NFiniTi inc.

Notes to Condensed Financial Statements

April 30, 2022 (unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable, shareholder loan, loans payable – related parties approximate their estimated fair value due to the short-term maturities of these financial instruments.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at April 30, 2022 or October 31, 2021, and have not recognized interest and/or penalties in the statements of operations for the years ended October 31, 2021 or 2020, or subsequently during the six months ended April 30, 2022.

NFiniTi inc.

Notes to Condensed Financial Statements

April 30, 2022 (unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company will expense its advertising when incurred. There has been no advertising since inception.

Stock Transactions

Transactions, other than employees’ stock issuances, are accounted for in accordance with ASC No. 505 based on the fair value of the consideration received. Transactions related to employees’ and non-employees’ stock issuances for services are accounted for in accordance with ASC No. 718 based on the fair value of the equity instruments issued.  An expense for services will be recognized in operations over the requisite service period, which is typically the vesting period.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to April 30, 2022 and generated an accumulated deficit of $168,960. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president, a major shareholder, and an unaffiliated party for operating capital. As of April 30, 2022, the Company had a working capital deficit of $108,960 and $0 cash, compared to a working capital deficit of $79,893 and cash of $0 as of October 31, 2021.

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

NFiniTi inc.

Notes to Condensed Financial Statements

April 30, 2022 (unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

As of April 30, 2022, $18,577 is owed to Shane Reeves, a former president of the Company, $6,744 is owed to Michael Noble, current president of the Company and $53,772 is owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms. At October 31, 2021, $18,577 was owed to Shane Reeves, a former president of the Company, $4,991 is owed to Michael Noble, current president of the Company and $49,772 was owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

NOTE 6.  SHAREHOLDER LOAN

During the quarter ended April 30, 2022, a shareholder, Mike Baron who owns 2.5% of the Company’s outstanding stock, paid Company expenses totaling $23,139.  The amount is being carried as a Loan Payable, there are no specific terms of repayment and is non-interest bearing.

NOTE 7. STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of April 30, 2022 and October 31, 2021:

Common stock, $0.001 par value: 450,000,000 shares authorized; 120,000,000 shares issued and outstanding.

Effective December 30, 2021, the Company effected a six for one forward stock split of its issued and outstanding common stock. As a result, its authorized capital increased from 75,000,000 to 450,000,000 shares of common stock with a par value of $0.001 and it's issued and outstanding shares increased from 20,000,000 shares of common stock to 120,000,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that, no subsequent events occurred that require recognition or disclosure in the financial statements.

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

Results of Operations

We generated no revenue for the three and six-month periods ended April 30, 2022 and 2021.

We incurred operating expenses of $10,549 and $2,212 for the three-month periods ended April 30, 2022 and 2021, respectively. The operating expenses were comprised of professional fees. The increase was due to the professional fees associated with keeping the Company current in its filings with the SEC.

We incurred operating expenses of $29,067 and $10,252 for the six-month periods ended April 30, 2022 and 2021, respectively. The operating expenses were comprised of professional fees. The increase was due to the professional fees associated with keeping the Company current in its filings with the SEC.

Our net loss for the three months ended April 30, 2022 and 2021 was $10,549 and $2,212, respectively.  Our net loss for the six months ended April 30, 2022 and 2021 was $29,067 and $10,252, respectively.

Effective December 30, 2021, the Company effected a six for one forward stock split of its issued and outstanding common stock. As a result, its authorized capital increased from 75,000,000 to 450,000,000 shares of common stock with a par value of $0.001 and it-s issued and outstanding shares increased from 20,000,000 shares of common stock to 120,000,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Liquidity and Capital Resources

Our cash balance at April 30, 2022 was $0, with $6,728 in accounts payable, $23,139 in loans payable to a shareholder and $79,093 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, Michael Noble and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Net cash used in operating activities was $28,892 during the six months ended April 30, 2022 and net cash used in operating activities was $11,165 during the six months ended April 30, 2021.

Net cash used in investing activities was $0 during the six months ended April 30, 2022 and 2021.

Net cash provided by financing activities was $28,892 during the six months ended April 30, 2022 and net cash provided by financing activities was $11,165 during the six months ended April 30, 2021.

Plan of Operation

We are a development stage company with no revenues and a short operating history. Our independent auditor has issued an audit opinion on our audited financial statements for the years ended October 31, 2021 and 2020, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

3

Going Concern

Our auditor has issued a going concern opinion on our audited financial statements for the years ended October 31, 2021 and 2020. The continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2022.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

4

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended April 30, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NFiniTi inc. Registrant

Date June 21, 2022	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer, Chief Financial Officer and Director

7