Form 10-Q
period 2022-07-31
NFiniTi inc.
filed 2022-09-16
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,000,000 shares as of September 12, 2022

ITEM 1. FINANCIAL INFORMATION

NFiniTi inc.
Balance Sheets

	As of	As of
	July 31, 2022	October 31, 2021

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$10,355	$6,553
Loan Payable	23,139	-
Loan Payable - Related Party	79,093	73,340

Total Current Liabilities	112,587	79,893

Commitments and Contingencies

Stockholders' Deficit

Common stock, $0.001 par value, 450,000,000 shares
authorized; 120,000,000 shares issued and outstanding
as of July 31, 2022 and October 31, 2021	$120,000	$120,000
Additional Paid-In Capital	(60,000)	(60,000)
Accumulated Deficit	(172,587)	(139,893)

Total Stockholders' Deficit	(112,587)	(79,893)
Total Liabilities &
Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

NFiniTi inc.
Statements of Operations (unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021

Revenues	$-	$-	$-	$-

Expenses

Professional Fees	3,627	2,569	32,694	12,822

Total Expenses	3,627	2,569	32,694	12,822

Net (Loss) from Operations	(3,627)	(2,569)	(32,694)	(12,822)

Net (Loss)	$(3,627)	$(2,569)	$(32,694)	$(12,822)

Net Loss Per Basic and Diluted share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	120,000,000	120,000,000	120,000,000	120,000,000

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

NFiniTi inc.
Statements of Changes in Stockholders' Deficit
For the three and nine months ended July 31, 2022 and 2021 (unaudited)

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Deficit

Balance, October 31, 2020	450,000,000	$120,000	$(60,000)	$(124,154)	$(64,154)

Net loss				(8,040)	(8,040)

Balance, January 31, 2021	450,000,000	$120,000	$(60,000)	$(132,194)	$(72,194)

Net loss				(2,213)	(2,213)

Balance, April 30, 2021	450,000,000	$120,000	$(60,000)	$(134,407)	$(74,407)

Net loss				(2,569)	(2,569)

Balance, July 31, 2021	450,000,000	$120,000	$(60,000)	$(136,976)	$(76,976)

Balance, October 31, 2021	450,000,000	$120,000	$(60,000)	$(139,893)	$(79,893)

Net loss				(18,518)	(18,518)

Balance, January 31, 2022	450,000,000	$120,000	$(60,000)	$(158,411)	$(98,411)

Net loss				(10,549)	(10,549)

Balance, April 30, 2022	450,000,000	$120,000	$(60,000)	$(168,960)	$(108,960)

Net loss				(3,627)	(3,627)

Balance, July 31, 2022	450,000,000	$120,000	$(60,000)	$(172,587)	$(112,587)

The Accompanying Notes are an Integral Part of These Unaudited Financial Statements

NFiniTi, inc.
Statements of Cash Flows (unaudited)

	Nine Months	Nine Months
	ended	ended
	July 31, 2022	July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(32,694)	$(12,822)
Adjustments to reconcile net loss to net cash
used in operating activities:

Changes in operating assets and liabilities:
Accounts Payable	3,802	(64)

Net cash (used in) operating activities	(28,892)	(12,886)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loan Payable	23,139	-
Proceeds from Loan Payable - Related Party	5,753	12,886

Net cash provided by financing activities	28,892	12,886

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

NFiniTi inc.

Notes to Condensed Financial Statements

July 31, 2022 (unaudited)

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

Basic Earnings (loss) Per Share

ASC 260, “Earnings Per Share”, specifies the computation, presentation, and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

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

July 31, 2022 (unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at July 31, 2022 or 2021, and have not recognized interest and/or penalties in the statement of operations for the years ended October 31, 2021 or 2020.

Revenue Recognition

The Company will determine its revenue recognition policy in accordance with ASC 606 “Revenue from Contracts with Customers” when it commences revenue-generating operations.

During the three and nine-month periods ended July 31, 2022 and 2021, we did not recognize any revenue.

NFiniTi inc.

Notes to Condensed Financial Statements

July 31, 2022 (unaudited)

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

Stock-Based Compensation

Equity instruments issued to non-employees and employees for services rendered are in accordance with ASC No. 718. These issuances shall be accounted for based on the grant date fair value of the equity instruments issued, and expensed over the requisite service period.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to July 31, 2022 and generated an accumulated deficit of $172,587. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president, a major shareholder, and an unaffiliated party for operating capital. As of July 31, 2022, the Company had a working capital deficit of $112,586 and $0 cash, compared to a working capital deficit of $79,893 and cash of $0 as of October 31, 2021.

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

NFiniTi inc.

Notes to Condensed Financial Statements

July 31, 2022 (unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

As of July 31, 2022, $18,577 is owed to Shane Reeves, a former president of the Company, $6,744 is owed to Michael Noble, current president of the Company and $53,772 is owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms. At October 31, 2021, $18,577 was owed to Shane Reeves, a former president of the Company, $4,991 is owed to Michael Noble, current president of the Company and $49,772 was owed to Robert Gelfand, a major shareholder, from funds loaned by them to the Company and are non-interest bearing with no specific repayment terms.

NOTE 6.  SHAREHOLDER LOAN

During the quarter ended April 30, 2022, a shareholder, Mike Baron who owns 2.5% of the Company’s outstanding stock, paid Company expenses totaling $23,139.  The amount is being carried as a Loan Payable, there are no specific terms of repayment and is non-interest bearing.

NOTE 7. STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of July 31, 2022 and October 31, 2021:

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

Results of Operations

We generated no revenue for the three and nine-month periods ended July 31, 2022 and 2021.

We incurred operating expenses of $3,627 and $2,569 for the three-month periods ended July 31, 2022 and 2021, respectively. The operating expenses were comprised of professional fees. The increase was due to the professional fees associated with keeping the Company current in its filings with the SEC.

We incurred operating expenses of $32,694 and $12,822 for the nine-month periods ended July 31, 2022 and 2021, respectively. The operating expenses were comprised of professional fees. The increase was due to the professional fees associated with keeping the Company current in its filings with the SEC.

Our net loss for the three months ended July 31, 2022 and 2021 was $3,627 and $2,569, respectively. Our net loss for the nine months ended July 31, 2022 and 2021 was $32,694 and $12,822, respectively.

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

Liquidity and Capital Resources

Our cash balance at July 31, 2022 was $0, with $10,355 in accounts payable, $23,139 in loans payable and $79,093 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, Michael Noble, and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Net cash used in operating activities was $28,892 during the nine months ended July 31, 2022 and net cash used in operating activities was $12,822 during the six months ended July 31, 2021.

Net cash used in investing activities was $0 during the nine months ended July 31, 2022 and 2021.

Net cash provided by financing activities was $28,892 during the nine months ended July 31, 2022 and net cash provided by financing activities was $12,886 during the nine months ended July 31, 2021.

Plan of Operation

We are an exploration stage company with no revenues and a short operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our focus for the fiscal year ending October 31, 2022 will be on pursuing other business opportunities to increase shareholder value.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2022.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended July 31, 2022.

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

NFiniTi inc. Registrant

Date September 16, 2022	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer, Chief Financial Officer and Director

