Form 10-K
period 2022-10-31
NFiniTi inc.
filed 2023-02-14
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

Commission file number 333-180164

NFiniTi inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	99-0372611
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Pampana 18

La Cruz, C.P. 63734

La Cruz de Huanacaxtle

Nayarit, Mexico

Phone: +523 221984348

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

As of April 30, 2022, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to April 30, 2022, was approximately $46,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 14, 2023 the registrant had 120,000,000 shares of common stock issued and outstanding.

Documents Incorporated By Reference None

NFiniTi inc.

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements that involve risk and uncertainties. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,, “intend,” and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this report and actual results may differ materially from historical results or our predictions of future results.

Item 1. Business

General Information

We are a start-up company with limited revenues and a short operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our focus for the fiscal year ended October 31, 2023 will be on pursuing other business opportunities to increase shareholder value.

Emerging Growth Company Status under the JOBS Act

NFiniTi, inc. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

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

We have a total of 450,000,000 authorized common shares with a par value of $0.001 per share with 120,000,000 common shares issued and outstanding as of October 31, 2022.

Our plan of operation is to search for new business opportunities. During fiscal 2023, we anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $16,500.

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

Item 2. Properties

We do not currently own or lease any property. The Company is currently provided with office space by our officer and director at no charge. The offices are located at Pampana 18, LaCruz, C.P. 63734, La Cruz de Huanacaxtle, Nayarit, Mexico. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

As of October 31, 2022, we had 120,000,000 shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

Our common stock is traded on the over-the-counter market and is listed on the OTC Pink tier of the OTC Marketplace under the symbol “NFTN”.  For the periods indicated, the following table sets forth the high and low sales prices per share of common stock. The first reported trade in fiscal year 2021 occurred on May 28, 2021.  The prices set forth in the table below may not be an accurate indicator of the value of the Company’s shares as there is no established active trading market for the shares.  These prices may represent inter-dealer quotations and do not reflect retail markup, markdown or commissions and may not necessarily represent actual transactions.

Year ended October 31, 2021	High ($)	Low ($)

November 1, 2020 to January 31, 2021	0.00	0.00
February 1, 2021 to April 30, 2021	0.00	0.00
May 1, 2021 to July 31, 2021	3.25	1.07
August 1, 2021 to October 31, 2021	1.32	0.82

Year ended October 31, 2022	High ($)	Low ($)

November 1, 2021 to January 31, 2022	3.50	0.82
February 1, 2022 to April 30, 2022	7.01	0.51
May 1, 2022 to July 31, 2022	5.01	0.15
August 1, 2022 to October 31, 2022	0.51	0.05

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2022.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended October 31, 2022 and 2021, we had no income and incurred $36,470 and $15,739, respectively, in professional fees.  The increase in professional fees was due to the fees incurred to bring the Company current in its filings with the Securities and Exchange Commission.  The Company had an increase of $36,470 in liabilities the year ended October 31, 2022 compared with October 31, 2021. This increase was primarily due to funds loaned to the Company by shareholders for operating expenses.

The following table provides selected financial data about our company for the years ended October 31, 2022 and 2021.

Balance Sheet Data:	10/31/22	10/31/21

Cash	$-	$-
Total assets	$-	$-
Total liabilities	$116,363	$79,893
Stockholders’ deficit	$(116,363)	$(79,893)

Liquidity and Capital Resources

Our cash balance at October 31, 2022 was $0, with $10,201 in accounts payable, $99,418 in loans payable to shareholders and $6,744 in loans payable to a related party. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our sole officer and director, Michael Noble, who has agreed to advance funds for operations.  However, he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Plan of Operation

Our current cash balance is $0, which is not sufficient to cover the expenses we will incur during the next twelve months. We are a start-up company and have generated $3,918 in revenue from inception to October 31, 2022. We have sold $60,000 in equity securities to pay for our start-up operations.

Our auditor has issued a going concern opinion. The continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

Our plan of operation for the fiscal year 2023 will be on pursuing other business opportunities. We anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $16,500.

Current management and shareholders will provide funds to pay the costs of compliance to remain current in the Company’s filings with the Securities and Exchange Commission until such a time as the Company generates revenue to fund operations.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were as follows:

(i)  Going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

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

NFiniTi inc.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

NFiniTi inc.

Carson City, Nevada

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NFiniTi inc. (formerly known as American Oil & Gas, Inc.) (the Company) as of October 31, 2022 and 2021, and the related statements of operations, change in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC)

Farmington, Utah

February 14, 2023

NFiniTi inc.

Balance Sheets

	As of	As of
	October 31, 2022	October 31, 2021

ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$10,201	$6,553
Loans Payable - Shareholders	99,418	68,349
Loan Payable - Related Party	6,744	4,991
Total Current Liabilities	116,363	79,893

Commitments and Contingencies

Stockholders' Deficit
Common Stock, $0.001 par value, 450,000,000 shares authorized; 120,000,000 shares issued and outstanding	$120,000	$120,000
Additional Paid-In Capital	(60,000)	(60,000)
Accumulated Deficit	(176,363)	(139,893)
Total Stockholders' Deficit	(116,363)	(79,893)
Total Liabilities and Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

F-2

NFiniTi inc.

Statements of Operations

	Year ended	Year ended
	October 31, 2022	October 31, 2021

Revenues	$-	$-

Expenses
Professional Fees	36,470	15,739
Total Expenses	36,470	15,739
Net Operating Loss	(36,470)	(15,739)

Net Loss	$(36,470)	$(15,739)
Net Loss Per Basic and
Diluted share	$(0.00)	$(0.00)
Weighted average number of Common Shares outstanding	120,000,000	120,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

NFiniTi inc.

Statements of Changes in Stockholders' Deficit

For the years ended October 31, 2022 and 2021

	Common		Additional		Total
	Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, October 31, 2020	120,000,000	$120,000	$(60,000)	$(124,154)	$(64,154)

Net loss, year ended October 31, 2021	-	-	-	(15,739)	(15,739)

Balance, October 31, 2021	120,000,000	$120,000	$(60,000)	$(139,893)	$(79,893)

Net loss, year ended October 31, 2022	-	-	-	(36,470)	(36,470)

Balance, October 31, 2022	120,000,000	$120,000	$(60,000)	$(176,363)	$(116,363)

The Accompanying Notes are an Integral Part of These Financial Statements

NFiniTi inc.

Statements of Cash Flows

	Year ended	Year ended
	October 31, 2022	October 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,470)	$(15,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	3,648	(800)
Net cash used in operating activities	(32,822)	(16,539)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	1,753	4,991
Proceeds from shareholder loans	31,069	11,548
Net cash provided by financing activities	32,822	16,539
Net change in cash	-	-

Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

NFiniTi inc.

Notes to Financial Statements

For the Years Ended October 31, 2022 and 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).. The Company has elected an October 31, year-end.

Basic Earnings (loss) Per Share

In accordance with ASC 260, “Earnings Per Share,” basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amount of account payable, loans payable – shareholders and loan payable – related party approximate their estimated fair value due to the short-term maturities of these financial instruments.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes in accordance with ASC 740, “Income Taxes.” . Deferred income taxes are recognized for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income and research and development credits.

NFiniTi inc.

Notes to Financial Statements

For the Years Ended October 31, 2022 and 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2022 and prior. Based on evaluation of the 2021 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of the years ended October 31, 2022 and 2021, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at October 31, 2022 or 2021, and have not recognized interest and/or penalties in the statement of operations for the years ended October 31, 2022 or 2021.

Advertising

The Company will expense its advertising when incurred. There has been no advertising since inception.

Stock-Based Compensation

The Company accounts for equity awards issued to employees and non-employees for services rendered in accordance with the provisions of ASC 718, “Compensation - Stock Compensation.” These transactions are accounted for based on the grant date fair value of the equity award issued. A resulting compensation expense is recorded over the requisite service period, which is typically the vesting period.

Reclassification

As of October 31, 2021, $68,349 has been reclassified from loan payable to related party to shareholder loans due to changes in the company’s stock ownership percentages. Also, on the statement of cash flows, $11,548 has been reclassified from proceeds from related party loans to proceeds from shareholder loans for the same reason.

NFiniTi inc.

Notes to Financial Statements

For the Years Ended October 31, 2022 and 2021

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to October 31, 2022 and generated an accumulated deficit of $176,363. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company currently has no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and shareholders for operating capital. As of October 31, 2022, the Company had a working capital deficit of $116,363 and $0 cash, compared to a working capital deficit of $79,893 and cash of $0 as of October 31, 2021.

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

NOTE 5. RELATED PARTY TRANSACTIONS

As of October 31, 2022 and 2021, $6,744 and $4,991, respectively, was owed to Michael Noble, the sole officer and director of the Company, from funds loaned by him to the Company.  These advances are non-interest bearing with no specific repayment terms. The Company received $1,753 and $4,991 from Mr. Noble during the years ended October 31, 2022 and 2021, respectively, and did not make any repayments.

NOTE 6. INCOME TAXES

Income Taxes

a)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended October 31, 2022 and 2021

NFiniTi inc.

Notes to Financial Statements

For the Years Ended October 31, 2022 and 2021

NOTE 6.  INCOME TAXES AND NET OPERATING LOSSES (Continued)

	2022	2021

Net (loss) before income taxes	$(36,470)	$(15,739)
Adjusted net loss for tax purposes	(36,470)	(15,739)
Statutory rate	21%	21%

Income tax benefit	(7,659)	(3,305)
Change in valuation allowance	7,659	3,305
Provision for income taxes	$-	$-

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

-

c)	Cumulative Non-Capital Losses

At October 31, 2022, the Company had net operating loss carryforwards of approximately $176,363 that may be offset against future taxable income for the year 2023 through 2042. No tax benefit from continuing or discontinued operations have been reported in the October 31, 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operation loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company had no accruals for interest and tax penalties at October 31, 2022 and 2021.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. and the state of Nevada.

NOTE 7.  STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of October 31, 2022 and October 31, 2021:

Common stock, $ 0.001 par value: 450,000,000 shares authorized; 120,000,000 shares issued and outstanding.

NFiniTi inc.

Notes to Financial Statements

For the Years Ended October 31, 2022 and 2021

NOTE 7.  STOCKHOLDERS’ DEFICIT (continued)

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2022, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Director and Executive Officer

The name, age and title of our executive officers/directors at the date of this report is as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Michael Noble	68	President,	10/30/20	10/31/23
Pampana 18		Secretary,
La Cruz, C.P. 63734		Treasurer,
La Cruz de Huanacaxtle		CEO, CFO &
Nayarit, Mexico		Director

The foregoing person is a promoter of the Company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

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

Item 11. Executive Compensation

Our current officer receives no compensation. The current Board of Directors is comprised of Michael Noble. The following tables represent the time periods covered by this annual report through the year ended October 31, 2022 and the positions held by Mr. Noble at October 31, 2022.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Michael Noble, President, CEO & CFO	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael Noble, CEO & CFO	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Noble, Director	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 31, 2022 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Michael Noble Pampana 18 La Cruz, C.P. 63734 La Cruz de Huanacaxtle Nayarit, Mexico	64,800,000	54%

Common Stock	Officer/Director and Holders of More than 5% of Our Common Stock	64,800,000	54%

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report, there were 120,000,000 shares of our common stock issued and outstanding, 48,600,000 shares being held by the current officer and director.

Item 13. Certain Relationships and Related Transactions

As of October 31, 2022 and 2021, $6,744 and $4,991, respectively, was owed to the officer and director, Mr. Noble, from funds loaned by him to the Company.  These advances are non-interest bearing with no specific terms of repayment. The Company received $1,753 and 4,991 from Mr. Noble during the years ended October 31, 2022 and 2021, respectively, and did not make any repayments.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company by Pinnacle Accounting Group of Utah, for audit services, including quarterly reviews, were $6,000 and $10,500, for audit-related services were $0 and $0, for tax services were $0 and $0, and for other services were $0 and $0 for the years ended October 31, 2022 and 2021, respectively.

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

NFiniTi inc..

Date February 14, 2023	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer,
Chief Financial and Accounting Officer and
Director

