Form 10-Q
period 2023-01-31
NFiniTi inc.
filed 2023-03-14
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2023

Commission file number 333-180164

NFiniTi inc.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Pampana 18

La Cruz, C.P. 63734

La Cruz de Huanacaxtle

Nayarit, Mexico

(Address of principal executive offices, including zip code.)

+523 221984348

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,000,000 shares as of March 6, 2023

ITEM 1. FINANCIAL INFORMATION

NFiniTi inc.
Condensed Balance Sheets (Unaudited)

	As of	As of
	January 31, 2023	October 31, 2022

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$11,298	$10,201
Loan Payable - Shareholders	104,519	99,418
Loan Payable - Related Party	6,744	6,744

Total Current Liabilities	122,561	116,363

Commitments and Contingencies

Stockholders' Deficit

Common Stock, $0.001 par value, 450,000,000 shares authorized; 120,000,000 shares issued and outstanding	$120,000	$120,000
Additional Paid-In Capital	(60,000)	(60,000)
Accumulated Deficit	(182,561)	(176,363)

Total Stockholders' Deficit	(122,561)	(116,363)
Total Liabilities &
Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

3

NFiniTi inc.
Condensed Statements of Operations
(Unaudited)
	Three Months	Three Months
	ended	ended
	January 31, 2023	January 31, 2022

Revenues	$-	$-

Expenses

Professional Fees	6,198	18,518

Total Expenses	6,198	18,518

Net Operating Loss	(6,198)	(18,518)

Net Loss	$(6,198)	$(18,518)

Net Loss Per Basic and
Diluted share	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	120,000,000	120,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

NFiniTi inc.
Condensed Statements of Changes in Stockholders' Deficit
(Unaudited)

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Deficit

For the three months ended January 31, 2022

Balance, October 31, 2021	120,000,000	$120,000	$(60,000)	$(139,893)	$(79,893)

Net loss				(18,518)	(18,518)

Balance, January 31, 2022	120,000,000	$120,000	$(60,000)	$(158,411)	$(98,411)

For the three months ended January 31, 2023

Balance, October 31, 2022	120,000,000	$120,000	$(60,000)	$(176,363)	$(116,363)

Net loss				(6,198)	(6,198)

Balance, January 31, 2023	120,000,000	$120,000	$(60,000)	$(182,561)	$(122,561)

The Accompanying Notes are an Integral Part of These Financial Statements

NFiniTi inc.
Condensed Statements of Cash Flows
(Unaudited)
	Three Months	Three Months
	ended	ended
	January 31, 2023	January 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,198)	$(18,518)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts Payable	1,097	12,765

Net cash used in operating activities	(5,101)	(5,753)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Shareholder	5,101	-
Loan Payable - Related Party	-	5,753

Net cash provided by financing activities	5,101	5,753

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:

Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

NFiniTi inc.

Notes to Condensed Financial Statements

January 31, 2023

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2022.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

Basic Earnings (loss) Per Share

ASC No. 260, “Earnings Per Share,” specifies the computation, presentation, and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

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

Notes to Condensed Financial Statements

January 31, 2023

(Unaudited)

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

Stock -Based Compensation

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

NFiniTi inc.

Notes to Condensed Financial Statements

January 31, 2023

(Unaudited)

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company has had limited operations during the period from January 23, 2012 (date of inception) to January 31, 2023 and generated an accumulated deficit of $182,561.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and shareholders for operating capital.  As of January 31, 2023, the Company had a working capital deficit of $122,561 and $0 cash, compared to a working capital deficit of $116,363 and cash of $0 as of October 31, 2022.

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

NOTE 5.   RELATED PARTY TRANSACTIONS

As of January 31, 2023 and October 31, 2022, $6,744 is owed to Michael Noble, current president of the Company from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution on such conflicts.

NOTE 6.  STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of January 31, 2023 and October 31, 2022:

Common stock, $0.001 par value: 450,000,000 shares authorized; 120,000,000 shares issued and outstanding.

NFiniTi inc.

Notes to Condensed Financial Statements

January 31, 2023

(unaudited)

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

Results of Operations

We generated no revenue for the three-month periods ended January 31, 2023 and 2022.

We incurred operating expenses of $6,198 and $18,518 for the three-month periods ended January 31, 2023 and 2022, respectively. The operating expenses were comprised of professional fees. The decrease was due to the company being current in its filings with the SEC and no additional professional fees were required to bring the company current as in previous periods.

Our net loss for the three months ended January 31, 2023 and 2022 was $6,198 and $18,518, respectively.

Liquidity and Capital Resources

Our cash balance at January 31, 2023 was $0, with $11,298 in accounts payable, $104,519 in loans payable and $6,744 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, Michael Noble, and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Net cash used in operating activities was $5,101 during the three months ended January 31, 2023 and net cash used in operating activities was $5,753 during the three months ended January 31, 2022.

Net cash used in investing activities was $0 during the three months ended January 31, 2023 and 2022.

Net cash provided by financing activities was $5,101 during the three months ended January 31, 2023 and net cash provided by financing activities was $5,753 during the three months ended January 31, 2022.

Plan of Operation

We are an exploration stage company with no revenues and a short operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our focus for the fiscal year ending October 31, 2023 will be on pursuing other business opportunities to increase shareholder value.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2023.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended January 31, 2023.

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

NFiniTi inc. Registrant

Date March 10, 2023	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer, Chief Financial Officer and Director

