Form 10-Q
period 2023-04-30
NFiniTi inc.
filed 2023-06-20
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,000,000 shares as of June 20, 2023.

ITEM 1. FINANCIAL INFORMATION

NFiniTi inc.

Condensed Balance Sheets

(Unaudited)

	As of	As of
	April 30, 2023	October 31, 2022

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$8,671	$10,201
Loan Payable - Shareholders	110,519	99,418
Loan Payable - Related Party	6,744	6,744

Total Current Liabilities	125,934	116,363

Commitments and Contingencies

Stockholders' Deficit

Common stock, $0.001 par value, 450,000,000 shares authorized; 120,000,000 shares issued and outstanding	$120,000	$120,000
Additional Paid-In Capital	(60,000)	(60,000)
Accumulated deficit	(185,934)	(176,363)

Total Stockholders' Deficit	(125,934)	(116,363)
Total Liabilities &Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

NFiniTi inc.

Condensed Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022

Revenues	$-	$-	$-	$-

Expenses

Professional Fees	3,373	10,549	9,571	29,067

Total Expenses	3,373	10,549	9,571	29,067

Net (Loss) from Operations	(3,373)	(10,549)	(9,571)	(29,067)

Net (Loss)	$(3,373)	$(10,549)	$(9,571)	$(29,067)

Net Loss Per Basic and
Diluted share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	120,000,000	120,000,000	120,000,000	120,000,000

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

NFiniTi inc.

Condensed Statements of Changes in Stockholders' Deficit

(Unaudited)

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Deficit

For the Three and Six Months Ended April 30, 2023

Balance, October 31, 2022	120,000,000	$120,000	$(60,000)	$(176,363)	$(116,363)

Net loss				(6,198)	(6,198)

Balance, January 31, 2023	120,000,000	$120,000	$(60,000)	$(182,561)	$(122,561)

Net loss				(3,373)	(3,373)

Balance, April 30, 2023	120,000,000	$120,000	$(60,000)	$(185,934)	$(125,934)

For the Three and Six Months Ended April 30, 2022

Balance, October 31, 2021	120,000,000	$120,000	$(60,000)	$(139,893)	$(79,893)

Net loss				(18,518)	(18,518)

Balance, January 31, 2022	120,000,000	$120,000	$(60,000)	$(158,411)	$(98,411)

Net loss				(10,549)	(10,549)

Balance, April 30, 2022	120,000,000	$120,000	$(60,000)	$(168,960)	$(108,960)

The Accompanying Notes are an Integral Part of These Unaudited Financial Statements

NFiniTi, inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	ended	ended
	April 30, 2023	April 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,571)	$(29,067)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts Payable	(1,530)	175

Net cash used in operating activities	(11,101)	(28,892)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loan Payable - Shareholders	11,101	23,139
Proceeds from Loan Payable - Related Party	-	5,753

Net cash provided by financing activities	11,101	28,892

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:

Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

NFiniTi inc.

Notes to Condensed Financial Statements

April 30, 2023

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

NFiniTi inc. was incorporated under the laws of the State of Nevada on January 23, 2012, as American Oil and Gas Inc. The Company was formed to engage in the acquisition, exploration and development of oil and gas properties. On December 30, 2021, the name of the Company was changed to NFiniTi inc.

The Company is in the exploration stage and currently does not operate any properties. The Company has not commenced any exploration activities.

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

NFiniTi inc.

Notes to Condensed Financial Statements

April 30, 2023

(Unaudited)

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at April 30, 2023 or October 31, 2022, and have not recognized interest and/or penalties in the statement of operations for the during the six months ended April 30, 2023 or the year ended October 31, 2022.

Advertising

The Company will expense its advertising when incurred. There has been no advertising since inception.

Stock-Based Compensation

The Company accounts for equity awards issued to employees and non-employees for services rendered in accordance with the provisions of ASC 718, ”Compensation - Stock Compensation.” These transactions are accounted for based on the grant date fair value of the equity award issued. A resulting compensation expense is recorded over the requisite service period, which is typically the vesting period.

NFiniTi inc.

Notes to Condensed Financial Statements

April 30, 2023

(Unaudited)

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to April 30, 2023 and has generated an accumulated deficit of $185,934. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and shareholders for operating capital. As of April 30, 2023, the Company had a working capital deficit of $125,934 and $0 cash, compared to a working capital deficit of $116,363 and cash of $0 as of October 31, 2022.

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

NOTE 5. RELATED PARTY TRANSACTIONS

As of April 30, 2023 and October 31, 2022, $6,744 is owed to Michael Noble, current president of the Company, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms. The Company received proceeds of $0 and $5,753 from Mr. Noble during the six months ended April 30, 2023 and 2022, respectively, and made no repayments.

As of April 30, 2023 and October 31, 2022, $110,519 and $99,418 is owed to shareholders of the Company, from funds loaned by them to the Company and is non-interest bearing with no specific repayment terms. The Company received proceeds of $11,101 and $23,139 from the shareholders during the six months ended April 30, 2023 and 2022, respectively, and made no repayments.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution on such conflicts.

NOTE 6. STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of April 30, 2023 and October 31, 2022:

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

Results of Operations

We generated no revenue for the three- and six-month periods ended April 30, 2023 and 2022.

We incurred operating expenses of $3,373 and $9,571 for the three-month periods ended April 30, 2023 and 2022, respectively. The operating expenses were comprised of professional fees. The decrease was due to the Company being current in its filings with the SEC and no additional professional fees were required to bring the Company current as in previous periods.

We incurred operating expenses of $9,571 and $29,067 for the six-month periods ended April 30, 2023 and 2022, respectively. The operating expenses were comprised of professional fees. The decrease was due to the Company being current in its filings with the SEC and no additional professional fees were required to bring the Company current as in previous periods.

Our net loss for the three months ended April 30, 2023 and 2022 was $3,373 and $10,549, respectively. Our net loss for the six months ended April 30, 2023 and 2022 was $9,571 and $29,067, respectively.

Liquidity and Capital Resources

Our cash balance at April 30, 2023 was $0, with $8,671 in accounts payable, $110,519 in loans payable to shareholders, and $6,744 in loans payable to the Company’s sole officer and director, Michael Noble. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from Mr. Noble, and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Net cash used in operating activities was $11,101 and $28,892 during the six months ended April 30, 2023 and 2022, respectively.

Net cash used in investing activities was $0 during the six months ended April 30, 2023 and 2022.

Net cash provided by financing activities was $11,101 and $28,892 during the six months ended April 30, 2023 and 2022, respectively.

Plan of Operation

We are an exploration stage company with no revenues and a short operating history. Our independent auditor has issued an audit opinion on our October 31, 2022 financial statements that  includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Going Concern

Our auditor has issued a going concern opinion on our October 31, 2022 financial statements. The continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2023.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended April 30, 2023.

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

NFiniTi inc. Registrant

Date June 20, 2023	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer, Chief Financial Officer and Director

