Form 10-Q
period 2023-07-31
NFiniTi inc.
filed 2023-09-15
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,000,000 shares as of September 7, 2023.

ITEM 1. FINANCIAL INFORMATION

NFiniTi inc.

Condensed Balance Sheets

(Unaudited)

	As of	As of
	July 31, 2023	October 31, 2022

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$9,506	$10,201
Loan Payable - Shareholders	114,092	99,418
Loan Payable - Related Party	6,744	6,744

Total Current Liabilities	130,342	116,363

Commitments and Contingencies

Stockholders' Deficit

Common Stock, $0.001 par value, 450,000,000 shares authorized; 120,000,000 shares issued and outstanding	$120,000	$120,000
Additional Paid-In Capital	(60,000)	(60,000)
Accumulated Deficit	(190,342)	(176,363)

Total Stockholders' Deficit	(130,342)	(116,363)
Total Liabilities and Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

NFiniTi inc.

Condensed Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022

Revenues	$-	$-	$-	$-

Expenses

Professional Fees	4,408	3,627	13,979	32,694

Total Expenses	4,408	3,627	13,979	32,694

Net Loss from Operations	(4,408)	(3,627)	(13,979)	(32,694)

Net Loss	$(4,408)	$(3,627)	$(13,979)	$(32,694)

Net Loss Per Basic and
Diluted share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	120,000,000	120,000,000	120,000,000	120,000,000

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

NFiniTi inc.

Condensed Statements of Changes in Stockholders' Deficit

(Unaudited)

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Deficit
For the Three and Nine Months Ended July 31, 2023

Balance, October 31, 2022	120,000,000	$120,000	$(60,000)	$(176,363)	$(116,363)

Net loss				(6,198)	(6,198)

Balance, January 31, 2023	120,000,000	$120,000	$(60,000)	$(182,561)	$(122,561)

Net loss				(3,373)	(3,373)

Balance, April 30, 2023	120,000,000	$120,000	$(60,000)	$(185,934)	$(125,934)

Net loss				(4,408)	(4,408)

Balance, July 31, 2023	120,000,000	$120,000	$(60,000)	$(190,342)	$(130,342)

For the Three and Nine Months Ended July 31, 2022

Balance, October 31, 2021	120,000,000	$120,000	$(60,000)	$(139,893)	$(79,893)

Net loss				(18,518)	(18,518)

Balance, January 31, 2022	120,000,000	$120,000	$(60,000)	$(158,411)	$(98,411)

Net loss				(10,549)	(10,549)

Balance, April 30, 2022	120,000,000	$120,000	$(60,000)	$(168,960)	$(108,960)

Net loss				(3,627)	(3,627)

Balance, July 31, 2022	120,000,000	$120,000	$(60,000)	$(172,587)	$(112,587)

The Accompanying Notes are an Integral Part of These Unaudited Financial Statements

NFiniTi, inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	ended	ended
	July 31, 2023	July 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,979)	$(32,694)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts Payable	(695)	3,802

Net cash used in operating activities	(14,674)	(28,892)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loan Payable - Shareholders	14,674	23,139
Proceeds from Loan Payable - Related Party	-	5,753

Net cash provided by financing activities	14,674	28,892

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:

Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Condensed Unaudited Financial Statements

NFiniTi inc.

Notes to Condensed Financial Statements

July 31, 2023

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

Basic Earnings (loss) Per Share

ASC No. 260, “Earnings Per Share,” specifies the computation, presentation, and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

July 31, 2023

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

ASC 740, “Income Taxes,” clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns as of July 31, 2023. Based on evaluation of transactions and events through July 31, 2023, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of July 31, 2023 and October 31, 2022, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at July 31, 2023 or October 31, 2022, and have not recognized interest and/or penalties in the statement of operations for the during the nine months ended July 31, 2023 or the year ended October 31, 2022.

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

July 31, 2023

(Unaudited)

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to July 31, 2023 and has generated an accumulated deficit of $190,342. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and shareholders for operating capital. As of July 31, 2023, the Company had a working capital deficit of $130,342 and $0 cash, compared to a working capital deficit of $116,363 and cash of $0 as of October 31, 2022.

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

NOTE 5. RELATED PARTY TRANSACTIONS

As of July 31, 2023 and October 31, 2022, $6,744 is owed to Michael Noble, current president of the Company, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms. The Company received proceeds of $0 and $5,753 from Mr. Noble during the nine months ended July 31, 2023 and 2022, respectively, and made no repayments.

As of July 31, 2023 and October 31, 2022, $114,092 and $99,418 is owed to shareholders of the Company, from funds loaned by them to the Company and is non-interest bearing with no specific repayment terms. The Company received proceeds of $14,674 and $23,139 from the shareholders during the nine months ended July 31, 2023 and 2022, respectively, and made no repayments.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution on such conflicts.

NOTE 6. STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of July 31, 2023 and October 31, 2022:

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

Results of Operations

We generated no revenue for the three- and nine-month periods ended July 31, 2023 and 2022.

We incurred operating expenses of $4,408 and $3,627 for the three-month periods ended July 31, 2023 and 2022, respectively. The operating expenses were comprised of professional fees. The increase was due to additional professional fees.

We incurred operating expenses of $13,979 and $32,694 for the nine-month periods ended July 31, 2023 and 2022, respectively. The operating expenses were comprised of professional fees. The decrease was due to the Company being current in its filings with the SEC and no additional professional fees were required to bring the Company current as in previous periods.

Our net loss for the three months ended July 31, 2023 and 2022 was $4,408 and $3,627, respectively. Our net loss for the nine months ended July 31, 2023 and 2022 was $13,979 and $32,694, respectively.

Liquidity and Capital Resources

Our cash balance at July 31, 2023 was $0, with $9,506 in accounts payable, $114,092 in loans payable to shareholders, and $6,744 in loans payable to the Company’s sole officer and director, Michael Noble. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from Mr. Noble, and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Net cash used in operating activities was $14,674 and $28,892 during the nine months ended July 31, 2023 and 2022, respectively.

Net cash used in investing activities was $0 during the nine months ended July 31, 2023 and 2022.

Net cash provided by financing activities was $14,674 and $28,892 during the nine months ended July 31, 2023 and 2022, respectively.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2023.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended July 31, 2023.

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

NFiniTi inc. Registrant

Date September 15, 2023	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer, Chief Financial Officer and Director

