Form 10-K
period 2023-10-31
NFiniTi inc.
filed 2024-01-30
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

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

As of April 30, 2023, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to April 30, 2023, was approximately $46,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 30, 2024 the registrant had 120,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

Documents Incorporated By Reference None

NFiniTi inc..

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

Our focus for the fiscal year ended October 31, 2024 will be on pursuing other business opportunities to increase shareholder value.

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

We have a total of 450,000,000 authorized common shares with a par value of $0.001 per share with 120,000,000 common shares issued and outstanding as of October 31, 2023.

Our plan of operation is to search for new business opportunities. During fiscal 2024, we anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $16,500.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

As of October 31, 2023, we had 120,000,000 shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

Our common stock is traded on the over-the-counter market and is listed on the OTC Pink tier of the OTC Marketplace under the symbol “NFTN”.  For the periods indicated, the following table sets forth the high and low sales prices per share of common stock. The first reported trade occurred on May 28, 2021.  The prices set forth in the table below may not be an accurate indicator of the value of the Company’s shares as there is no established active trading market for the shares.  These prices may represent inter-dealer quotations and do not reflect retail markup, markdown or commissions and may not necessarily represent actual transactions.

Year ended October 31, 2023	High	Low

November 1, 2022 to January 31, 2023	0.12	0.05
February 1, 2023 to April 30, 2023	0.06	0.06
May 1, 2023 to July 31, 2023	2.48	0.06
August 1, 2023 to October 31, 2023	0.14	0.07

Year ended October 31, 2022	High	Low

November 1, 2021 to January 31, 2022	3.50	0.82
February 1, 2022 to April 30, 2022	7.01	0.51
May 1, 2022 to July 31, 2022	5.01	0.15
August 1, 2022 to October 31, 2022	0.51	0.05

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2023.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the years ended October 31, 2023 and 2022, we had no income and incurred $17,663 and $36,470, respectively, in professional fees.  The decrease in professional fees was due to the decrease in fees incurred to keep the company in compliance with reporting requirements in comparison to the fees incurred to bring the company current in its filings with the Securities and Exchange Commission.  The Company had an increase of $17,663 in liabilities the year ended October 31, 2023 compared with October 31, 2022.  This increase was primarily due to funds loaned to the company for operating expenses by a shareholder.

The following table provides selected financial data about our company for the years ended October 31, 2023 and 2022.

Balance Sheet Data:	10/31/23	10/31/22

Cash	$-	$-
Total assets	$-	$-
Total liabilities	$134,026	$116,363
Shareholders’ deficit	$(134,026)	$(116,363)

Liquidity and Capital Resources

Our cash balance at October 31, 2023 was $0, with $10,357 in accounts payable, $116,925 in loans payable to shareholders and $6,744 in loans payable to related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our director, Michael Noble, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Plan of Operation

Our current cash balance is $0, which is not sufficient to cover the expenses we will incur during the next twelve months. We are a development stage company and have generated $3,918 in revenue from inception to October 31, 2023. We have sold $60,000 in equity securities to pay for our start-up operations.

Our auditor has issued a going concern opinion. The continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

Our plan of operation for the fiscal year 2024 will be on pursuing other business opportunities. We anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $16,500.

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

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

NFiniTi, Inc.

Carson City, Nevada

Opinion on the Financial Statements

We have audited the accompanying balance sheet of NFiniTi, Inc. (formerly known as American Oil & Gas, Inc.) (the Company) as of October 31, 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made  by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

GreenGrowthCPAs

January 30, 2024

We have served as the Company’s auditor since 2023

Los Angeles, California

PCAOB ID Number 6580

NFiniTi inc.
Audited Balance Sheets

	As of	As of
	October 31, 2023	October 31, 2022

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$10,357	$10,201
Loans Payable - Shareholders	116,925	99,418
Loan Payable - Related Party	6,744	6,744

Total Current Liabilities	134,026	116,363

Commitments and Contingencies

Stockholders' Deficit

Common stock, $0.001 par value, 450,000,000 shares authorized; 120,000,000 shares issued and outstanding as of October 31, 2023 and 2022	$120,000	$120,000
Additional Paid-In Capital	(60,000)	(60,000)
Accumulated deficit	(194,026)	(176,363)

Total Stockholders' Deficit	(134,026)	(116,363)
Total Liabilities &
Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

NFiniTi inc.

Audited Statements of Operations

	Year	Year
	ended	ended
	October 31, 2023	October 31, 2022

Revenues	$-	$-

Expenses

Professional Fees	17,663	36,470

Total Expenses	17,663	36,470

Net Operating (Loss)	(17,663)	(36,470)

Net (Loss)	$(17,663)	$(36,470)

Net Loss Per Basic and
Diluted share	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	120,000,000	120,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

NFiniTi inc.
Audited Statements of Changes in Stockholders' Deficit
For the years ended October 31, 2023 and 2022

	Common	Common Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Stock	Amount	Capital	Deficit	Deficit

Balance, October 31, 2019	120,000,000	$120,000	$(60,000)	$(123,204)	$(63,204)

Net loss, October 31, 2020				(950)	(950)

Balance, October 31, 2020	120,000,000	$120,000	$(60,000)	$(124,154)	$(64,154)

Net loss, October 31, 2021				(15,739)	(15,739)

Balance, October 31, 2021	120,000,000	$120,000	$(60,000)	$(139,893)	$(79,893)

Net loss, October 31, 2022				(36,470)	(36,470)

Balance, October 31, 2022	120,000,000	$120,000	$(60,000)	$(176,363)	$(116,363)

Net loss, October 31, 2023				(17,663)	(17,663)

Balance, October 31, 2023	120,000,000	$120,000	$(60,000)	$(194,026)	$(134,026)

The Accompanying Notes are an Integral Part of These Financial Statements

NFiniTi inc.
Audited Statements of Cash Flows

	Year	Year
	ended	ended
	October 31, 2023	October 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(17,663)	$(36,470)
Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in operating assets and liabilities:
Accounts Payable	156	3,648

Net cash (used in) operating activities	(17,507)	(32,822)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Shareholders	17,507	1,753
Loan Payable - Related Party	-	31,069

Net cash provided by financing activities	17,507	32,822

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:

Interest	$-	$-

Income Taxes	$-	$-

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

NOTE 2. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to October 31, 2023 and generated an accumulated deficit of $194,026. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and shareholders for operating capital. As of October 31, 2023, the Company had a working capital deficit of $134,026 and $0 cash, compared to a working capital deficit of $116,363 and cash of $0 as of October 31, 2022.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NFiniTi inc.

Notes to Financial Statements

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2023 and prior. Based on evaluation of the 2022 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of the years ended October 31, 2023 and 2022, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at October 31, 2023 or 2022, and have not recognized interest and/or penalties in the statement of operations for the years ended October 31, 2023 or 2022.

Revenue

The Company records revenue on an accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

Advertising

The Company will expense its advertising when incurred. There has been no advertising since inception.

NFiniTi inc.

Notes to Financial Statements

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company account for equity awards issued to employees and non-employees for services rendered in accordance with the provisions of ASC 718, “Compensation – Stock Compensation”. These transactions are accounted for based on the grant date fair value of the equity award issued. A resulting compensations expense is recorded over the requisite service period, which is typically the vesting period.

NOTE 4. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 5. RELATED PARTY TRANSACTIONS

As of October 31, 2023 and 2022, $6,744 was owed to Michael Noble, current president of the Company from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

As of October 31, 2023 and 2022, $116,925 and $99,418 was owed to shareholders of the Company from funds loaned by them to the Company and is non-interest bearing with no specific repayment terms. The Company received proceeds of $17,507 and $0 during the years ended October 31, 2023 and 2022, respectively, and made no repayments.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution on such conflicts.

NOTE 6. STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of October 31, 2023 and October 31, 2022:

Common stock, $ 0.001 par value: 450,000,000 shares authorized; 120,000,000 shares issued and outstanding.

NOTE 7. INCOME TAXES AND NET OPERATING LOSSES

Income Taxes

a)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended October 31, 2023 and 2022.

NFiniTi inc.

Notes to Financial Statements

NOTE 7.  INCOME TAXES AND NET OPERATING LOSSES (Continued)

	2023	2022

Net (loss) before income taxes	$(17,663)	$(36,470)
Adjusted net loss for tax purposes	(17,663)	(36,470)
Statutory rate	21%	21%

	(3,709)	(7,659)
Valuation allowance	3,709	7,659
Provision for income taxes	$-	$-

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

At October 31, 2023, the Company had net operating loss carryforwards of approximately $194,026 that may be offset against future taxable income for the year 2023 through 2043. No tax benefit from continuing or discontinued operations have been reported in the October 31, 2023 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operation loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company had no accruals for interest and tax penalties at October 31, 2023 and 2022.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of October 31, 2023, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Director and Executive Officer

The name, age and title of our executive officers/directors at the date of this report is as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Michael Noble	68	President,	10/30/20	10/31/24
Pampana 18		Secretary,
La Cruz, C.P. 63734		Treasurer,
La Cruz de Huanacaxtle		CEO, CFO &
Nayarit, Mexico		Director

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

Item 11. Executive Compensation

Our current officer receives no compensation. The current Board of Directors is comprised of Michael Noble. The following tables represent the time periods covered by this annual report through the year ended October 31, 2023 and the positions held by Mr. Noble at October 31, 2023.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Michael Noble, President, CEO & CFO	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael Noble, CEO & CFO	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Noble, Director	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 31, 2023 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Michael Noble Pampana 18 La Cruz, C.P. 63734 La Cruz de Huanacaxtle Nayarit, Mexico	64,800,000	54%

Common Stock	Officer/Director and Holders of More than 5% of Our Common Stock	64,800,000	54%

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report, there were 120,000,000 shares of our common stock issued and outstanding, 60,000,000 restricted shares being held by the current officer and director and 4,800,000 unrestricted shares held by the current officer and director.

Item 13. Certain Relationships and Related Transactions

As of October 31, 2023, $6,744 is owed to the officer and director, Mr. Noble, from funds loaned by him to the Company.  These advances are non-interest bearing with no specific terms of repayment.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company by Pinnacle Accounting Group of Utah, for audit services, including quarterly reviews, were $6,000 for audit-related services were $0, for tax services were $0 and for other services were $0 for the year ended October 31, 2023.

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

NFiniTi Inc.

Date January 30, 2024	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer,
Chief Financial and Accounting Officer and
Director

