Form 10-Q
period 2024-01-31
NFiniTi inc.
filed 2024-03-13
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,000,000 shares as of March 11, 2024.

ITEM 1. FINANCIAL INFORMATION

NFiniTi inc.
Balance Sheets

	As of	As of
	January 31, 2024	October 31, 2023
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$8,816	$10,357
Loans Payable - Shareholders	130,033	116,925
Loan Payable - Related Party	6,744	6,744

Total Current Liabilities	145,593	134,026

Commitments and Contingencies

Stockholders' Deficit

Common stock, $0.001 par value, 450,000,000 shares authorized; 120,000,000 shares issued and outstanding as of January 31, 2024 and October 31, 2023	$120,000	$120,000
Additional Paid-In Capital	(60,000)	(60,000)
Accumulated deficit	(205,593)	(194,026)

Total Stockholders' Deficit	(145,593)	(134,026)
Total Liabilities & Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

NFiniTi inc.
Statements of Operations (Unaudited)

	Three Months	Three Months
	ended	ended
	January 31, 2024	January 31, 2023

Revenues	$-	$-

Expenses

Professional Fees	11,567	6,198

Total Expenses	11,567	6,198

Net Operating (Loss)	(11,567)	(6,198)

Net (Loss)	$(11,567)	$(6,198)

Net Loss Per Basic and Diluted share	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	120,000,000	120,000,000

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

NFiniTi inc.
Condensed Statements of Changes in Stockholders' Deficit
(Unaudited)

		Common	Additional		Total
	Common Stock	Stock Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

For the Three Months Ended January 31, 2024

Balance, October 31, 2023	120,000,000	$120,000	$(60,000)	$(194,026)	$(134,026)

Net loss, January 31, 2024				(11,567)	(11,567)

Balance, January 31, 2024	120,000,000	$120,000	$(60,000)	$(205,593)	$(145,593)

For the Three Months Ended January 31, 2023

Balance, October 31, 2022	120,000,000	$120,000	$(60,000)	$(176,363)	$(116,363)

Net loss, January 31, 2023				(6,198)	(6,198)

Balance, January 31, 2023	120,000,000	$120,000	$(60,000)	$(182,561)	$(122,561)

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

NFiniTi inc.
Statements of Cash Flows (Unaudited)

	Three Months	Three Months
	ended	ended
	January 31, 2024	January 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(11,567)	$(6,198)
Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in operating assets and liabilities:
Accounts Payable	(1,541)	1,097

Net cash (used in) operating activities	(13,108)	(5,101)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Shareholders	13,108	5,101

Net cash provided by financing activities	13,108	5,101

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

NFiniTi inc.

Notes to Condensed Financial Statements

January 31, 2024 (unaudited)

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

NOTE 2.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company has had limited operations during the period from January 23, 2012 (date of inception) to January 31, 2024 and generated an accumulated deficit of $205,593.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and shareholders for operating capital.  As of January 31, 2024, the Company had a working capital deficit of $145,593 and $0 cash, compared to a working capital deficit of $134,026 and cash of $0 as of October 31, 2023.

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

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2023.

NFiniTi inc.

Notes to Condensed Financial Statements

January 31, 2024 (unaudited)

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

NFiniTi inc.

Notes to Condensed Financial Statements

January 31, 2024 (unaudited)

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at January 31, 2024 or 2023, and have not recognized interest and/or penalties in the statement of operations for the three months ended January 31, 2024 or 2023.

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

NOTE 5.   RELATED PARTY TRANSACTIONS

As of January 31, 2024 and 2023, $6,744 was owed to Michael Noble, current president of the Company from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

NFiniTi inc.

Notes to Condensed Financial Statements

January 31, 2024 (unaudited)

As of January 31, 2024 and 2023, $130,033 and $104,519 was owed to shareholders of the Company from funds loaned by them to the Company and is non-interest bearing with no specific repayment terms.  The Company received proceeds of $113,108 and $5,101 during the three months ended January 31, 2024 and 2023, respectively, and made no repayments.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution on such conflicts.

NOTE 6.  STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of January 31, 2024 and 2023:

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

Results of Operations

We generated no revenue for the three-month periods ended January 31, 2024 and 2023.

We incurred operating expenses of $11,567 and $6,198 for the three-month periods ended January 31, 2024 and 2023, respectively. The operating expenses were comprised of professional fees. The increase was due to additional professional fees.

Our net loss for the three months ended January 31, 2024 and 2023 was $11,567 and $6,198, respectively.

Liquidity and Capital Resources

Our cash balance at January 31, 2024 was $0, with $8,816 in accounts payable, $130,033 in loans payable to shareholders, and $6,744 in loans payable to the Company’s sole officer and director, Michael Noble. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from Mr. Noble, and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Net cash used in operating activities was $13,108 and $5,101 during the three months ended January 31, 2024 and 2023, respectively.

Net cash used in investing activities was $0 during the three months ended January 31, 2024 and 2023.

Net cash provided by financing activities was $13,108 and $5,101 during the three months ended January 31, 2024 and 2023, respectively.

Plan of Operation

We are an exploration stage company with no revenues and a short operating history. Our independent auditor has issued an audit opinion on our October 31, 2023 financial statements that includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our focus for the fiscal year ending October 31, 2024 will be on pursuing other business opportunities to increase shareholder value.

During fiscal 2024, we anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $16,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

Our auditor has issued a going concern opinion on our October 31, 2023 financial statements. The continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2024.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended January 31, 2024.

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

NFiniTi inc. Registrant

Date March 13, 2024	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer, Chief Financial Officer and Director

