Form 10-Q
period 2024-04-30
NFiniTi inc.
filed 2024-06-13
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,000,000 shares as of June 12, 2024.

ITEM 1. FINANCIAL INFORMATION

NFiniTi inc.
Balance Sheets

	As of	As of
	April 30, 2024	October 31, 2023
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$8,900	$10,357
Loans Payable - Shareholders	134,374	116,925
Loan Payable - Related Party	6,744	6,744

Total Current Liabilities	150,018	134,026

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 450,000,000 shares
authorized; 120,000,000 shares issued and outstanding
as of April 30, 2024 and October 31, 2023	$120,000	$120,000
Additional Paid-In Capital	(60,000)	(60,000)
Accumulated deficit	(210,018)	(194,026)

Total Stockholders' Deficit	(150,018)	(134,026)

Total Liabilities & Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

NFiniTi inc.
Statement of Operations (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023

Revenues	$-	$-	-	$-

Expenses
Professional Fees	4,425	3,373	15,992	9,571

Total Expenses	4,425	3,373	15,992	9,571

Net Operating Loss	(4,425)	(3,373)	(15,992)	(9,571)

Net Loss	$(4,425)	$(3,373)	(15,992)	$(9,571)

Net Loss Per Basic and Diluted share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	120,000,000	120,000,000	120,000,000	120,000,000

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

NFiniTi inc.
Statement of Changes in Stockholders' Deficit
(Unaudited)

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Deficit

For the Six Months Ended April 30, 2024

Balance, October 31, 2023	120,000,000	$120,000	$(60,000)	$(194,026)	$(134,026)

Net loss, January 31, 2024				(11,567)	(11,567)

Balance, January 31, 2024	120,000,000	$120,000	$(60,000)	$(205,593)	$(145,593)

Net loss, April 30, 2024				(4,425)	(4,425)

Balance, April 30, 2024	120,000,000	$120,000	$(60,000)	$(210,018)	$(150,018)

For the Six Months Ended April 30, 2023

Balance, October 31, 2022	120,000,000	$120,000	$(60,000)	$(176,363)	$(116,363)

Net loss, January 31, 2023				(6,198)	(6,198)

Balance, January 31, 2023	120,000,000	$120,000	$(60,000)	$(182,561)	$(122,561)

Net loss, April 30, 2023				(3,373)	(3,373)

Balance, April 30, 2023	120,000,000	$120,000	$(60,000)	$(185,934)	$(125,934)

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

NFiniTi inc.
Statement of Cash Flows (Unaudited)

	Six Months	Six Months
	ended	ended
	April 30, 2024	April 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(15,992)	$(9,571)
Adjustments to reconcile net loss to net cash
provided by operating activities:

Changes in operating assets and liabilities:
Accounts Payable	(1,457)	(1,530)

Net cash used in operating activities	(17,449)	(11,101)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Shareholders	17,449	11,101

Net cash provided by financing activities	17,449	11,101

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

 The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

NFiniTi inc.

Notes to Condensed Financial Statements

April 30, 2024 (unaudited)

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

NOTE 2.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company has had limited operations during the period from January 23, 2012 (date of inception) to April 30, 2024 and generated an accumulated deficit of $210,018.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and shareholders for operating capital.  As of April 30, 2024, the Company had a working capital deficit of $150,018 and cash of $0, compared to a working capital deficit of $134,026 and cash of $0 as of October 31, 2023.

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

NFiniTi inc.

Notes to Condensed Financial Statements

April 30, 2024 (unaudited)

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

NFiniTi inc.

Notes to Condensed Financial Statements

April 30, 2024 (unaudited)

ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2023 and prior. Based on evaluation of the 2023 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of the years ended October 31, 2023 and 2022, the Company has not recognized any tax benefits since inception.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at April 30, 2024, October 31, 2023 or 2022, and have not recognized interest and/or penalties in the statement of operations for the six months ended April 30, 2024 nor the years ended October 31, 2023 or 2022.

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

NFiniTi inc.

Notes to Condensed Financial Statements

April 30, 2024 (unaudited)

NOTE 5.   RELATED PARTY TRANSACTIONS

As of April 30, 2024 and October 31, 2023, $6,744 was owed to Michael Noble, current president of the Company from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

As of April 30, 2024 and October 31, 2023, $134,374 and $116,925 was owed to shareholders of the Company from funds loaned by them to the Company and is non-interest bearing with no specific repayment terms.  The Company received proceeds of $17,449 during the six months ended April 30, 2024, and made no repayments.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution on such conflicts.

NOTE 6.  STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of April 30, 2024 and October 31, 2023:

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

Results of Operations

We generated no revenue for the three or six-month periods ended April 30, 2024 and 2023.

We incurred operating expenses of $4,425 and $3,373 for the three-month periods ended April 30, 2024 and 2023, respectively. The operating expenses were comprised of professional fees. The increase was due to additional professional fees.

Our net loss for the three months ended April 30, 2024 and 2023 was $4,425 and $3,373, respectively.

 We incurred operating expenses of $15,992 and $9,571 for the six-month periods ended April 30, 2024 and 2023, respectively. The operating expenses were comprised of professional fees. The increase was due to additional professional fees.

Our net loss for the six months ended April 30, 2024 and 2023 was $15,992 and $9,591, respectively.

Liquidity and Capital Resources

Our cash balance at April 30, 2024 was $0, with $8,900 in accounts payable, $134,374 in loans payable to shareholders, and $6,744 in loans payable to the Company’s sole officer and director, Michael Noble. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from Mr. Noble, and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Net cash used in operating activities was $17,449 and $11,101 during the six months ended April 30, 2024 and 2023, respectively.

Net cash used in investing activities was $0 during the six months ended April 30, 2024 and 2023.

Net cash provided by financing activities was $17,449 and $11,101 during the three months ended April 30, 2024 and 2023, respectively.

Plan of Operation

We are an exploration stage company with no revenues. Our independent auditor has issued an audit opinion on our October 31, 2023 financial statements that includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2024.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended April 30, 2024.

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

NFiniTi inc. Registrant

Date June 12, 2024	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer, Chief Financial Officer and Director

