Form 10-Q
period 2024-07-31
NFiniTi inc.
filed 2024-09-13
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,000,000 shares as of September 9, 2024.

ITEM 1. FINANCIAL INFORMATION

Tale of Contents

NFiniTi inc.
Balance Sheets

	As of	As of
	July 31, 2024	October 31, 2023
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$8,825	$10,357
Loans Payable - Shareholders	137,124	116,925
Loan Payable - Related Party	6,744	6,744

Total Current Liabilities	152,693	134,026

Commitments and Contingencies

Stockholders' Deficit

Common stock, $0.001 par value, 450,000,000 shares authorized; 120,000,000 shares issued and outstanding as of July 31, 2024 and October 31, 2023	$120,000	$120,000
Additional Paid-In Capital	(60,000)	(60,000)
Accumulated deficit	(212,693)	(194,026)

Total Stockholders' Deficit	(152,693)	(134,026)

Total Liabilities & Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

Tale of Contents

NFiniTi inc.
Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023

Revenues	$-	$-	-	$-

Expenses
Professional Fees	2,675	4,408	18,667	13,979

Total Expenses	2,675	4,408	18,667	13,979

Net Operating (Loss)	(2,675)	(4,408)	(18,667)	(13,979)

Net (Loss)	$(2,675)	$(4,408)	(18,667)	$(13,979)

Net Loss Per Basic and Diluted share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	120,000,000	120,000,000	120,000,000	120,000,000

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

Tale of Contents

NFiniTi inc.
Condensed Statements of Changes in Stockholders' Deficit
(Unaudited)

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Deficit
For the Nine Months Ended July 31, 2024

Balance, October 31, 2023	120,000,000	$120,000	$(60,000)	$(194,026)	$(134,026)

Net loss, January 31, 2024				(11,567)	(11,567)

Balance, January 31, 2024	120,000,000	$120,000	$(60,000)	$(205,593)	$(145,593)

Net loss, April 30, 2024				(4,425)	(4,425)

Balance, April 30, 2024	120,000,000	$120,000	$(60,000)	$(210,018)	$(150,018)

Net loss, July 31, 2024				(2,675)	(2,675)

Balance, July 31, 2024	120,000,000	$120,000	$(60,000)	$(212,693)	$(152,693)

For the Nine Months Ended July 31, 2023

Balance, October 31, 2022	120,000,000	$120,000	$(60,000)	$(176,363)	$(116,363)

Net loss, January 31, 2023				(6,198)	(6,198)

Balance, January 31, 2023	120,000,000	$120,000	$(60,000)	$(182,561)	$(122,561)

Net loss, April 30, 2023				(3,373)	(3,373)

Balance, April 30, 2023	120,000,000	$120,000	$(60,000)	$(185,934)	$(125,934)

Net loss, July 31, 2023				(4,408)	(4,408)

Balance, July 31, 2023	120,000,000	$120,000	$(60,000)	$(190,342)	$(130,342)

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

Tale of Contents

NFiniTi inc.
Statements of Cash Flows (Unaudited)

	Nine Months	Nine Months
	ended	ended
	July 31, 2024	July 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(18,667)	$(13,979)
Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in operating assets and liabilities:
Accounts Payable	(1,532)	(696)

Net cash (used in) operating activities	(20,199)	(14,674)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Shareholders	20,199	14,674

Net cash provided by financing activities	20,199	14,674

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

Tale of Contents

NFiniTi inc.

Notes to Condensed Financial Statements

July 31, 2024 (unaudited)

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

NOTE 2. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company has had limited operations during the period from January 23, 2012 (date of inception) to July 31, 2024 and generated an accumulated deficit of $212,693.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and shareholders for operating capital.  As of July 31, 2024, the Company had a working capital deficit of $152,693 and $0 cash, compared to a working capital deficit of $134,026 and cash of $0 as of October 31, 2023.

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

Tale of Contents

NFiniTi inc.

Notes to Condensed Financial Statements

July 31, 2024 (unaudited)

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at July 31, 2024, October 31, 2023 or 2022, and have not recognized interest and/or penalties in the statement of operations for the nine months ended July 31, 2024 nor the years ended October 31, 2023 or 2022.

Tale of Contents

NFiniTi inc.

Notes to Condensed Financial Statements

July 31, 2024 (unaudited)

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

NOTE 5.   RELATED PARTY TRANSACTIONS

As of July 31, 2024 and October 31, 2023, $6,744 was owed to Michael Noble, current president of the Company from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

As of July 31, 2024 and October 31, 2023, $137,124 and $116,925 was owed to shareholders of the Company from funds loaned by them to the Company and is non-interest bearing with no specific repayment terms.  The Company received proceeds of $20,199 nine months ended July 31, 2024  and made no repayments.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution on such conflicts.

Tale of Contents

NFiniTi inc.

Notes to Condensed Financial Statements

July 31, 2024 (unaudited)

NOTE 6.  STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of July 31, 2024 and 2023:

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

Tale of Contents

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

Results of Operations

We generated no revenue for the three or nine month periods ended July 31, 2024 and 2023.

We incurred operating expenses of $2,675 and $4,408 for the three-month periods ended July 31, 2024 and 2023, respectively. The operating expenses were comprised of professional fees. The decrease was due to fewer professional fees.

Our net loss for the three months ended July 31, 2024 and 2023 was $2,675 and $4,408, respectively.

 We incurred operating expenses of $18,667 and $13,979 for the nine-month periods ended July 31, 2024 and 2023, respectively. The operating expenses were comprised of professional fees. The increase was due to additional professional fees.

Our net loss for the nine months ended July 31, 2024 and 2023 was $18,667 and $13,979, respectively.

Liquidity and Capital Resources

Our cash balance at July 31, 2024 was $0, with $8,825 in accounts payable, $137,124 in loans payable to shareholders, and $6,744 in loans payable to the Company’s sole officer and director, Michael Noble. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from Mr. Noble, and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Net cash used in operating activities was $20,199 and $14,674 during the nine months ended July 31, 2024 and 2023, respectively.

Net cash used in investing activities was $0 during the six months ended July 31, 2024 and 2023.

Net cash provided by financing activities was $20,199 and $14,674 during the nine months ended July 31, 2024 and 2023, respectively.

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

Tale of Contents

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2024.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

Tale of Contents

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended July 31, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Tale of Contents

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

Tale of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NFiniTi inc. Registrant

Date September 9, 2024	By:	/s/ Michael Noble
Michael Noble, Chief Executive Officer, Chief Financial Officer and Director

