Form 10-Q
period 2025-01-31
NFiniTi inc.
filed 2025-03-18
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2025

Commission file number 333-180164

NFiniTi inc.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

80 W. Liberty Street, Suite 880

Reno, Nevada 89501

(Address of principal executive offices)(Zip Code)

(778) 372-9794

Registrant’s telephone number, including area code

Pampana 18, La Cruz, C.P. 63734

La Cruz de Huanacaxtle

Navarit, Mexico

(Former name or former address, if changed since last report.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,000,000 shares as of March 17, 2025.

ITEM 1. FINANCIAL INFORMATION

NFiniTi inc.
Balance Sheets

	As of	As of
	January 31, 2025	October 31, 2024
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$9,495	$8,571
Loans Payable - Others	643	643
Loans Payable - Shareholders	140,482	140,482
Loan Payable - Related Party	6,744	6,744
Total Current Liabilities	157,363	156,439

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 450,000,000 shares authorized; 120,000,000 shares issued and outstanding as of January 31, 2025 and October 31, 2024	$120,000	$120,000
Additional Paid-In Capital	(60,000)	(60,000)
Accumulated deficit	(217,363)	(216,439)
Total Stockholders' Deficit	(157,363)	(156,439)
Total Liabilities & Stockholders' Deficit	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

3

NFiniTi inc.
Statements of Operations (Unaudited)

	Three Months	Three Months
	ended	ended
	January 31, 2025	January 31, 2024

Revenues	$-	$-

Expenses
Professional Fees	924	11,567
Total Expenses	924	11,567
Net Operating (Loss)	(924)	(11,567)

Net (Loss)	$(924)	$(11,567)
Net Loss Per Basic and
Diluted share	$(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	120,000,000	120,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

NFiniTi inc.
Condensed Statements of Changes in Stockholders' Deficit
(Unaudited)

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders'
	Stock	Amount	Capital	Deficit	Deficit

For the Three Months Ended January 31, 2025

Balance, October 31, 2024	120,000,000	$120,000	$(60,000)	$(216,439)	$(156,439)

Net loss, January 31, 2025				(924)	(924)

Balance, January 31, 2025	120,000,000	$120,000	$(60,000)	$(217,363)	$(157,363)

For the Three Months Ended January 31, 2024

Balance, October 31, 2023	120,000,000	$120,000	$(60,000)	$(194,026)	$(134,026)

Net loss, January 31, 2024				(11,567)	(11,567)

Balance, January 31, 2024	120,000,000	$120,000	$(60,000)	$(205,593)	$(145,593)

The Accompanying Notes are an Integral Part of These Unaudited Financial Statements

NFiniTi inc.
Statements of Cash Flows (Unaudited)

	Three Months	Three Months
	ended	ended
	January 31, 2025	January 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(924)	$(11,567)
Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in operating assets and liabilities:
Accounts Payable	924	(1,541)

Net cash (used in) operating activities	-	(13,108)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Shareholders	-	13,108

Net cash provided by financing activities	-	13,108

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:

Interest	$-	$-

Income Taxes	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

NFiniTi inc.

Notes to Condensed Financial Statements

January 31, 2025 (unaudited)

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

NOTE 2. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to January 31, 2025 and generated an accumulated deficit of $217,363. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and shareholders for operating capital. As of January 31, 2025, the Company had a working capital deficit of $157,363 and $0 cash, compared to a working capital deficit of $156,439 and cash of $0 as of October 31, 2024.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2024.

NFiniTi inc.

Notes to Condensed Financial Statements

January 31, 2025 (unaudited)

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

NFiniTi inc.

Notes to Condensed Financial Statements

January 31, 2025 (unaudited)

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at October 31, 2024 or 2023, and have not recognized interest and/or penalties in the statement of operations for the years ended October 31, 2024 or 2023.

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

NOTE 5. RELATED PARTY TRANSACTIONS

As of January 31, 2025 and 2023, $6,744 was owed to Michael Noble, current president of the Company from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

As of January 31, 2025 and 2024, $140,482 and $130,033 was owed to shareholders of the Company from funds loaned by them to the Company and is non-interest bearing with no specific repayment terms. The Company received proceeds of $0 and $13,108 during the three months ended January 31, 2025 and 2024, respectively, and made no repayments.

NFiniTi inc.

Notes to Condensed Financial Statements

January 31, 2025 (unaudited)

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution on such conflicts.

NOTE 6.  STOCKHOLDERS’ DEFICIT

The stockholders’ deficit section of the Company contains the following classes of capital stock as of January 31, 2025 and 2024:

Common stock, $ 0.001 par value: 450,000,000 shares authorized; 120,000,000 shares issued and outstanding.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date up through the date that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

On February 10, 2025, the Company entered into a Share Exchange Agreement, by and among the Company, Artisan Beverages, Inc., a Delaware corporation, and the holders of common shares of Artisan Beverages. The holders of the common stock of Artisan Beverages consisted of 1 stockholder, Summit Consumer Products Inc., a British Columbia corporation.

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

Results of Operations

We generated no revenue for the three month periods ended January 31, 2025 and 2024.

We incurred operating expenses of $924 and $11,567 for the three-month periods ended January 31, 2025 and 2024, respectively. The operating expenses were comprised of professional fees. The decrease was due to fewer professional fees.

Our net loss for the three months ended January 31, 2024 and 2024 was $924 and $11,567, respectively.

Liquidity and Capital Resources

Our cash balance at January 31, 2025 was $0, with $9,495 in accounts payable, $140,482 in loans payable to shareholders, $643 in loans payable to unrelated parties and $6,744 in loans payable to the Company’s sole officer and director at the time, Michael Noble. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our officer and director, and our major shareholder, Robert Gelfand, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Net cash used in operating activities was $924 and $(13,108) during the three months ended January 31, 2025 and 2024, respectively.

Net cash used in investing activities was $0 during the three months ended January 31, 2025 and 2024.

Net cash provided by financing activities was $0 and $13,108 during the three months ended January 31, 2025 and 2024, respectively.

Plan of Operation

From inception until November 24, 2021, our purpose was to locate and lease existing wells for reactivation for the production of oil and gas that we would then sell, through an operator, to oil and gas brokers and gatherers. The plan also included the idea that gas sometimes may be sold directly to the public utility companies.  From November 24, 2021, February 10, 2025, when we completed our reverse acquisition of Artisan Beverages, our business was to pursue other business opportunities to increase shareholder value.

The business of Artisan Beverages is now the principal business of the Company. Artisan Beverages is an alcoholic beverage company that specializes in producing ready-to-drink cocktails. They hold the exclusive license to manufacture TGI Fridays-branded beverages across the Western Hemisphere. Our strategy to grow our business is to contact and enter into agreements with manufacturers and distributors in each country where we have a license to sell TGI Friday’s beverages and then market and sell those beverages in such countries. Our ability to create, maintain and expand a distribution network and attract additional distributors, retailers and brokers will depend on a number of factors. Some of these factors include (i) the level of demand for our brands and products in a particular distribution area; (ii) our ability to price our products at levels competitive with those of competing products, and (iii) our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers. Part of our growth strategy is to create a system to garner and analyze the information needed to accurately understand these factors.

During fiscal 2025, we anticipate spending $25,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $1,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $31,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

Our auditor has issued a going concern opinion on our October 31, 2024 financial statements. The continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2025.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended January 31, 2025.

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

NFiniTi inc. Registrant

Date March 18, 2025	By:	/s/ Brian Johnston
Brian Johnston, Chief Executive Officer, Chief Financial Officer and Director

