Form 10-Q
period 2025-04-30
NFiniTi inc.
filed 2025-06-23
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2025

Commission file number 333-180164

NFiniTi Inc.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

80 W. Liberty Street, Suite 880

Reno, Nevada 89501

(Address of principal executive offices) (Zip Code)

(702) 722-0112

Registrant’s telephone number, including area code

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,908,578,500 shares as of June 16, 2025.

ITEM 1. FINANCIAL INFORMATION

NFiniTi Inc.
Condensed Consolidated Balance Sheet

	As of	As of
	April 30, 2025	October 31, 2024
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$2,019	$-
Total Current Assets	2,019	-
	$-	$-
Non-Current Assets
Goodwill	143,403,924
Total Non-Current Assets	143,403,924
Total Assets	143,405,943

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	35,483	8,571
Loans Payable - Unrelated Parties	42,643	643
Loans Payable - Shareholders	140,482	140,482
Loan Payable - Related Party	195,812	6,744
Total Current Liabilities	414,420	156,439

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 450,000,000 shares authorized; 120,000,000 shares issued and outstanding as of April 30, 2025 and October 31, 2024	$16,028,579	$120,000
Additional Paid-In Capital	127,208,628	(60,000)
Accumulated deficit	(245,682)	(216,439)
Total Stockholders' Equity	142,991,525	(156,439)
Total Liabilities & Stockholders' Equity	$143,405,944	$-

The Accompanying Notes are an Integral Part of These Financial Statements

NFiniTi Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months	Six Months	Three Months	Six Months
	ended	ended	ended	ended
	30-Apr-25	30-Apr-25	30-Apr-24	30-Apr-24

Revenues	$	$	$	$

Operating Expenses
Professional Fees	24,000	24,924	4,425	15,992
Operating Expenses	4,932	5,856
Total Operating Expenses	28,932	29,856	4,425	15,992
Loss from Operations	(28,932)	(29,856)	(4,425)	(15,992)
Other Income	613	613		0
Net Loss Before Income Taxes	(28,932)	(29,243)	(4,425)	$(15,992)
Income Tax Expense	0	0	0	0
Net (Loss)	$(28,320)	$(29,243)	$(4,425)	$(15,992)

Net Loss Per Basic and Diluted share	$0	$0	$0	$0

Weighted average number of Common Shares outstanding	15,908,578,500	15,908,578,500	120,000,000	120,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

NFiniTi Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

Six Months Ended April 30, 2025	Common Stock Shares	Common Stock ($0.001 par)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, October 31, 2024	120,000,000	120,000	(60,000)	(216,439)	(156,439)

Issuance of Common Stock for Acquisition	15,788,578,500	15,908,579	127,268,628	0	143,177,207

Net Loss	-	0	0	(29,243)	(29,243)

Balance, April 30, 2025	15,908,578,500	16,028,579	127,208,628	(127,208,628)	142,991,525

Six Months Ended April 30, 2024	Common Stock Shares	Common Stock ($0.001 par)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, October 31, 2023	120,000,000	120,000	(60,000)	(194,026)	(194,026)

Net Loss	-	0	0	(15,992)	(15,992)

Balance, April 30, 2024	120,000,000	120,000	(60,000)	(210,018)	(150,018)

The Accompanying Notes are an Integral Part of These Unaudited Financial Statements

NFiniTi Inc. Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months	Six Months
	ended	ended
	April 30, 2025	April 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	(28,320)	(15,992)

Adjustments:

Increase in Accounts Payable	25,988	(1,541)

Net Cash Used in Operating Activities	(2,331)	(17,533)

Cash Flows from Investing Activities

Cash Acquired in Acquisition	596	0

Net Cash Provided by Investing Activities	596	0

Cash Flows from Financing Activities

Proceeds from Related-Party Loans	4,350	13,108

Net Cash Provided by Financing Activities	4,350	13,108

Net Increase in Cash	2,019	0

Cash, Beginning of Period	0	0

Cash, End of Period	2,019	0

NFiniTi Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2025 (unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

NFiniTi Inc. was incorporated under the laws of the State of Nevada on January 23, 2012, as American Oil and Gas Inc. The Company was formed to engage in the acquisition, exploration and development of oil and gas properties. On December 30, 2021, the name of the Company was changed to NFiniTi Inc.. From November 24, 2021, to  February 13, 2025, when we completed our reverse acquisition of Artisan Beverages, our business was to pursue other business opportunities to increase shareholder value.

The business of Artisan Beverages is now the principal business of the Company. Artisan Beverages is an alcoholic beverage company that specializes in producing ready-to-drink cocktails. They hold the exclusive license to manufacture TGI Fridays-branded beverages across the Western Hemisphere

NOTE 2. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has had limited operations during the period from January 23, 2012 (date of inception) to April 30, 2025, and generated an accumulated deficit of $245,683. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and shareholders for operating capital. As of April 30, 2025, the Company had a working capital deficit of $412,401 and $2,019 cash, compared to a working capital deficit of $157,363 and cash of $2,019 as of January 31, 2025.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2024.

NFiniTi Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2025 (unaudited)

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

ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2023 and prior. Based on evaluation of the 2022 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of the years ended October 31, 2024, and 2023, the Company has not recognized any tax benefits since inception.

NFiniTi Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2025 (unaudited)

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

Acquisition:

On February 13, 2025, NFiniTi acquired 100% of a subsidiary’s shares by issuing 15,788,578,500 common shares valued at $16,028,579. The subsidiary’s net liabilities were $226,718, resulting in goodwill of $143,403,924. No acquisition costs were incurred in Q2 2025.

Goodwill:

Goodwill of $143,403,924 represents the excess of the purchase price over the subsidiary’s net liabilities. No impairment was recorded as of April 30, 2025.

Accounts Payable:

As of April 30, 2025, accounts payable totaled $35,483, including $25,988 related-party payables (management fees and operational expenses) and $9,495 non-related-party payables (vendor obligations). In Q2 2025, $226,718 of subsidiary accounts payable was reclassified to related-party loans.

Loans Payable:

As of April 30, 2025, loans payable totaled $378,937, comprising $140,482 to shareholders, $42,643 to unrelated parties, and $195,812 to related parties. The increase in related-party loans reflects the $226,718 reclassification of related party accounts payable to loans.

Stockholders’ Equity:

Common stock increased to $16,028,579 in 2025 due to the issuance of 15,788,578,500 shares for the acquisition. Additional Paid-In Capital of $127,208,628 reflects the excess value of shares issued. For April 30, 2024, APIC was ($60,000), consistent with prior filings.

Going Concern:

The Company’s net loss ($28,320), minimal cash ($2,019), and reliance on related-party loans raise substantial doubt about its ability to continue as a going concern.

NFiniTi Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2025 (unaudited)

Subsequent Events:

On May 205, 2025, the Company acquired two entities in the web3/blockchain and fintech sectors. The acquisitions involved no goodwill, liabilities, or share issuances.

NFiniTi Inc., through its wholly owned subsidiary, NFiniTi 1 Inc., completed the acquisition of CyberSyn LLC, a pre-revenue fintech company developing a U.S.-focused cryptocurrency exchange. Under the Share Exchange Agreement, NFiniTi 1 Inc. acquired all of CyberSyn’s membership interests in exchange for 90% of NFiniTi 1 Inc.’s equity, issued to CyberSyn’s accredited investors. NFiniTi Inc. retained 10% equity in NFiniTi 1 Inc. through a dividend and issued a $500,000 convertible promissory note to NFiniTi 1 Inc. with a 50% original issue discount, yielding $250,000. The note carries a 15% annual interest rate, matures on May 20, 2027, and is convertible into NFiniTi Inc.’s common stock at a 25% discount to the 30-day average trading price. The transaction is intended to qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code, pending confirmation. Further details are available in the Company’s Form 8-K filed on May 21, 2025.

On the same date, NFiniTi Inc., through its wholly owned subsidiary, NFiniTi 2 Inc., completed the acquisition of Metavox Holdings LLC, a web3 initiative developing a blockchain-powered Metaverse platform. Under the Share Exchange Agreement, NFiniTi 2 Inc. acquired all of Metavox’s membership interests in exchange for 90% of NFiniTi 2 Inc.’s equity, issued to Metavox’s accredited investors. NFiniTi Inc. retained 10% equity in NFiniTi 2 Inc. through a dividend and issued a $500,000 convertible promissory note to NFiniTi 2 Inc. with a 50% original issue discount, yielding $250,000. The note carries a 15% annual interest rate, matures on May 20, 2027, and is convertible into NFiniTi Inc.’s common stock at a 25% discount to the 30-day average trading price. The transaction is intended to qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code, pending confirmation. Further details are available in the Company’s Form 8-K filed on May 21, 2025.

These acquisitions mark NFiniTi Inc.’s strategic expansion into the fintech and web3 sectors, complementing its existing beverage subsidiary, Artisan Beverages, Inc. The Company continues to evaluate the impact of these transactions on its financial position and operational strategy.

No other material events occurred through June 16, 2025.

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

Results of Operations

We generated no revenue for the six month periods ended April 30, 2025 and 2024.

We incurred operating expenses of $29,856 and $15,992 for the three-month periods ended April 30, 2025 and 2024, respectively. The operating expenses were comprised of professional fees. The decrease was due to fewer professional fees.

Our net loss for the six months ended April 30, 2025 and 2024 was $29,243 and $15,992, respectively.

Liquidity and Capital Resources

Our cash balance at April 30, 2025 was $2,019, with $35,483 in accounts payable, $140,482 in loans payable to shareholders, $42,643 in loans payable to unrelated parties and $195,812 in loans payable to the related parties. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from our officer and directors, and our major shareholders, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Net cash used in operating activities was $(2,331) and $(17,533) during the six months ended April 30, 2025 and 2024, respectively.

Net cash used in investing activities was $0 during the six months ended April 30, 2025 and 2024.

Net cash provided by financing activities was $4,350 and $13,108 during the six months ended April 30, 2025 and 2024, respectively.

Plan of Operation

From inception until November 24, 2021, our purpose was to locate and lease existing wells for reactivation for the production of oil and gas that we would then sell, through an operator, to oil and gas brokers and gatherers. The plan also included the idea that gas sometimes may be sold directly to the public utility companies.  From November 24, 2021, February 13, 2025, when we completed our reverse acquisition of Artisan Beverages, our business was to pursue other business opportunities to increase shareholder value.

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

During fiscal 2025, we anticipate spending $50,000 on professional fees, including fees payable for complying with reporting obligations, $250,000 in general administrative costs and $1,500,000 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $1,800,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2025. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our Company is not involved in any material litigation, and we are unaware of any threatened material litigation. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business.

ITEM 1A. RISK FACTORS

Not required under Rule 12b-2 of the Securities Exchange Act of 1934 for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended April 30, 2025.

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

NFiniTi Inc. Registrant

Date June 20, 2025	By:	/s/ Brian Johnston
Brian Johnston, Chief Executive Officer, Chief Financial Officer and Director

