Form 10-Q
period 2025-07-31
NFiniTi inc.
filed 2025-09-30
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2025

Commission file number 000-56763

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,908,578,500 shares as of September 9, 2025.

ITEM 1. FINANCIAL INFORMATION

NFiniTi inc.

Balance Sheets

	As of	As of
	July 31, 2025	October 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$23,999	$-
Total Current Assets	23,999

Non-Current Assets
Convertible Note Investment	195,000
Goodwill	143,403,924
Non-Current Assets	143,598,924

Total Assets	$143,622,923	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$14,601	$8,571
Related Party Payable	88,762
Loans Payable - Shareholders	140,482	140,482
Loans Payable - Unrelated	67,643	643
Loan Payable - Related Party	158,058	6,744
Convertible Note - Unrelated	235,000

Total Current Liabilities	704,510	156,439

Commitments and Contingencies

Stockholders’ Deficit

Common stock, $0.001 par value, 450,000,000 shares authorized; 15,908,578,500 shares issued and outstanding as of July 31, 2025 (including 15,788,578,500 shares contingently issuable pending completion of the rollback); 120,000,000 shares issued and outstanding as of October 31, 2024.	$15,908,579	$120,000
Additional Paid-In Capital	127,328,628	(60,000)
Accumulated deficit	(318,794)	(216,439)

Total Stockholders’ Equity	142,918,413	(156,439)

Total Liabilities & Stockholders’ Deficit	$143,622,923	$-

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

NFiniTi inc.

Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024

Revenues	$-	$-	-	$-

Expenses
Operating Expenses	73,077	2,675	102,916	18,667
Financing Expenses	60		60

Total Expenses	73,137	2,675	102,976	18,667

Net Operating (Loss)	(73,137)	(2,675)	(102,976)	(18,667)
Other Income	26	0	43	0
Net (Loss)	$(73,111)	$(2,675)	(102,933)	$(18,667)

Net Loss Per Basic and Diluted share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	15,788,578,500	120,000,000	15,788,578,500	120,000,000

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

NFiniTi inc.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

		Common	Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholders’
	Stock	Amount	Capital	Deficit	Deficit
For the Nine Months Ended July 31, 2025

Balance, October 31, 2024	120,000,000	$120,000	$(60,000)	$(216,439)	$(156,439)

Net loss, January 31, 2025				(924)	(924)

Balance, January 31, 2025	120,000,000	$120,000	$(60,000)	$(217,363)	$(157,363)

Net loss, April 30, 2025				(28,915)	(28,915)

Acquisition Issuance (April 30, 2025)	15,908,578,500	15,908,579	127,268,628		143,177,207

Acquired (Cash) (April 30, 2025)			596		596

Balance, April 30, 2025	15,908,578,500	$16,028,579	$127,208,628	$(245,683)	$142,991,524

Net loss, July 31, 2025				(73,111)	(73,111)

Balance, July 31, 2025	15,908,578,500	$15,908,579	$127,328,628	$(318,794)	$142,918,413

For the Nine Months Ended July 31, 2024

Balance, October 31, 2023	120,000,000	$120,000	$(60,000)	$(194,062)	$(134,026)

Net loss, January 31, 2024				(11,567)	(11,567)

Balance, January 31, 2024	120,000,000	$120,000	$(60,000)	$(205,593)	$(145,593)

Net loss, April 30, 2024				(6,672)	(6,672)

Balance, April 30, 2024	120,000,000	$120,000	$(60,000)	$(210,444)	$(150,444)

Net loss, July 31, 2024				(2,675)	(2,675)

Balance, July 31, 2024	120,000,000	$120,000	$(60,000)	$(212,693)	$(156,439)

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

NFiniTi inc.

Statements of Cash Flows (Unaudited)

	Nine Months	Nine Months
	ended	ended
	July 31, 2025	July 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(101,431)	$(18,667)
Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in operating assets and liabilities:
Accounts Payable	93,832	(1,532)

Net cash (used in) operating activities	(7,599)	(20,199)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Note	(195,000)

Net Cash Used in Investing Activities	(195,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities	226,596	20,199

Net change in cash	21,980	-

Cash at beginning of period	0	-

Cash at end of period	$23,999	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

NFiniTi inc.

Notes to Condensed Financial Statements

July 31, 2025 (unaudited)

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

The accompanying financial statements are presented on a going concern basis.  The Company has had limited operations during the period from January 23, 2012 (date of inception) to July 31, 2025 and generated an accumulated deficit of $318,794.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently in the exploration stage with no operations and has minimal expenses, however, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The Company has depended upon loans from its president and shareholders for operating capital.  As of July 31, 2025, the Company had a working capital deficit of $680,511 and $23,999 cash, compared to a working capital deficit of $156,439 and cash of $0 as of October 31, 2024.

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

July 31, 2025 (unaudited)

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

ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2024 and prior. Based on evaluation of the 2024 transactions and events, the Company does not have any material uncertain tax positions that require measurement. Because the Company had a full valuation allowance on its deferred tax assets as of the years ended October 31, 2024 and 2023, the Company has not recognized any tax benefits since inception.

NFiniTi inc.

Notes to Condensed Financial Statements

July 31, 2025 (unaudited)

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

NOTE 4 – CONVERTIBLE NOTES

The Company issued a convertible promissory note to an unrelated investor with a total principal amount of $700,000. The note was issued with a 50% original issue discount (“OID”), resulting in net proceeds of $350,000 to the Company at closing. The note matures twelve (12) months from the date of issuance, unless earlier converted or repaid.

The note bears interest at 15% per annum on the outstanding principal balance. Upon the occurrence of certain events of default, the interest rate increases to 18% per annum, and the outstanding balance becomes immediately due and payable at the option of the holder.

The note is convertible at the option of the holder into shares of the Company’s common stock at a price equal to 75% of the lowest average daily trading price of the Company’s common stock during the thirty (30) trading days immediately prior to conversion, subject to customary anti-dilution adjustments. Conversions are limited by a beneficial ownership cap of 4.99%, which may be increased to 9.99% with sixty-one (61) days’ prior written notice from the holder.

The Company may prepay the note at the following premiums to principal and accrued interest:

115% if prepaid within ninety (90) days of issuance,

120% if prepaid between ninety-one (91) and one hundred eighty (180) days after issuance, and

125% if prepaid thereafter until maturity.

The note is unsecured and contains customary covenants and events of default, including failure to maintain SEC reporting compliance, failure to make payments when due, bankruptcy or insolvency events, or suspension or delisting of the Company’s common stock from the OTC market for ten (10) consecutive trading days.

As of July 31, 2025, the Company recorded the note as a current liability on its condensed consolidated balance sheet. No conversions or repayments had occurred as of the reporting date. The carrying value of the note was as follows:

Convertible Note Balance July 31, 2025 – 200,000

The Company issued a convertible promissory note to an unrelated investor with a total principal amount of $70,000. The note was issued with a 50% original issue discount (“OID”), resulting in net proceeds of $35,000 to the Company at closing. The note matures twelve (12) months from the date of issuance, unless earlier converted or repaid.

The note bears interest at 15% per annum on the outstanding principal balance. Upon the occurrence of certain events of default, the interest rate increases to 18% per annum, and the outstanding balance becomes immediately due and payable at the option of the holder.

The note is convertible at the option of the holder into shares of the Company’s common stock at a price equal to 75% of the lowest average daily trading price of the Company’s common stock during the thirty (30) trading days immediately prior to conversion, subject to customary anti-dilution adjustments. Conversions are limited by a beneficial ownership cap of 4.99%, which may be increased to 9.99% with sixty-one (61) days’ prior written notice from the holder.

The Company may prepay the note at the following premiums to principal and accrued interest:

115% if prepaid within ninety (90) days of issuance,

120% if prepaid between ninety-one (91) and one hundred eighty (180) days after issuance, and

125% if prepaid thereafter until maturity.

The note is unsecured and contains customary covenants and events of default, including failure to maintain SEC reporting compliance, failure to make payments when due, bankruptcy or insolvency events, or suspension or delisting of the Company’s common stock from the OTC market for ten (10) consecutive trading days.

As of July 31, 2025, the Company recorded the note as a current liability on its condensed consolidated balance sheet. No conversions or repayments had occurred as of the reporting date. The carrying value of the note was as follows:

Convertible Note Balance     July 31, 2025 – 35,000

NOTE 5.   RELATED PARTY TRANSACTIONS

As of July 31, 2025 and October 31, 2024, $6,744 was owed to Michael Noble, current Director and former president of the Company from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms. As of July 31, 2025, $150,908 was owed to Brian Johnston, current Director and CEO of the Company from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms. Brian Johnston is also owed $64,000 Management Fee Payable and $4,762 for expenses paid.

As of July 31, 2025 and October 31, 2024, $140,482 and $140,482 was owed to shareholders of the Company from funds loaned by them to the Company and is non-interest bearing with no specific repayment terms.  The Company received proceeds of $20,199 nine months ended July 31, 2025 and made no repayments.

The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution on such conflicts.

NFiniTi inc.

Notes to Condensed Financial Statements

July 31, 2025 (unaudited)

NOTE 6.  STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 450,000,000 shares of common stock, par value $0.001 per share. As of July 31, 2025, there were 15,908,578,500 shares issued and outstanding, which includes 15,788,578,500 shares that are contingently issuable pending the completion of a reverse stock split (rollback). As of October 31, 2024, there were 120,000,000 shares issued and outstanding.

On February 13, 2025, the Company completed the acquisition of Artisan Beverages Inc. pursuant to an acquisition agreement under which the shareholders of Artisan are to receive 15,788,578,500 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Artisan. These shares were authorized and contractually committed as of the transaction closing date but cannot be formally issued or distributed until the Company completes its planned reverse stock split. Following the reverse stock split, the shares will be issued, recorded as outstanding, and fully reflected in the Company’s transfer agent records.

Until the reverse split is finalized, these shares are treated as “contingently issuable shares” for financial reporting purposes in accordance with ASC 260-10-45. This presentation reflects the legal completion of the acquisition while also clarifying that the issuance of shares is pending administrative action.

During the quarter ended July 31, 2025, the Company also identified an overstatement of Common Stock related to pre-merger share amounts. To correct this error, $120,000 was reclassified from Common Stock to Additional Paid-In Capital (“APIC”). This reclassification had no net effect on total stockholders’ equity.

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

The company issued a convertible note to an investor. The investor paid 200,000 on July 30, 2025 and 150,000 on August 4, 2025.

NOTE 8 – CHANGES IN COMMON STOCK

During the quarter ended July 31, 2025, the Company identified a reclassification adjustment related to the presentation of common stock in its financial statements.

At April 30, 2025, following the reverse acquisition transaction, the Company reported Common Stock ($) of $16,028,579, which reflected the total number of post-transaction shares at par value. Upon further review, it was determined that the amount overstated common stock by $120,000, which should have been classified as Additional Paid-In Capital (APIC) to properly reflect the pre-merger share structure.

Adjustment Made in Q3:

-	Decrease to Common Stock ($): $120,000
-	Increase to Additional Paid-In Capital (APIC): $120,000
-	Net impact on Total Stockholders’ Equity: $0

This adjustment did not impact total assets, total liabilities, or total stockholders’ equity. It was a reclassification solely between the Common Stock and APIC accounts to align the Company’s capital structure with the number of authorized and outstanding shares post-acquisition.

As of July 31, 2025:

-	Common Stock outstanding: 15,908,578,500 shares
-	Par value per share: $0.001
-	Common Stock ($): $15,908,579

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

Results of Operations

We generated no revenue for the three or nine month periods ended July 31, 2025 and 2024.

We incurred operating expenses of $73,077 and $2,675 for the three-month periods ended July 31, 2025 and 2024, respectively. The operating expenses were comprised of professional fees. The decrease was due to fewer professional fees.

Our net loss for the three months ended July 31, 2025 and 2024 was $73,111 and $2,675, respectively.

We incurred operating expenses of $102,916 and $18,667 for the nine-month periods ended July 31, 2025 and 2024, respectively. The operating expenses were comprised of professional fees. The increase was due to additional professional fees.

Our net loss for the nine months ended July 31, 2025 and 2024 was $102,933 and $18,667, respectively.

Liquidity and Capital Resources

Our cash balance at July 31, 2025 was $23,999, with $108,327 in accounts payable, $140,482 in loans payable to shareholders, and $6,744 in loans payable to the Company’s former CEO  and director, Michael Noble. The Company also owes current CEO Brian Johnston $150,908. If we experience a shortage of funds in the next twelve months, we may utilize additional funds from Mr. Noble, and  Mr. Johnston, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

Net cash used in operating activities was $7,599 and $20,199 during the nine months ended July 31, 2025 and 2024, respectively.

Net cash used in investing activities was $194,404 and $0 during the nine months ended July 31, 2025 and 2024.

Net cash provided by financing activities was $226,596 and $20,199 during the nine months ended July 31, 2025 and 2024, respectively.

Plan of Operation

From inception until November 24, 2021, our purpose was to locate and lease existing wells for reactivation for the production of oil and gas that we would then sell, through an operator, to oil and gas brokers and gatherers. The plan also included the idea that gas sometimes may be sold directly to the public utility companies. From November 24, 2021 to February 13, 2025, when we completed our reverse acquisition of Artisan Beverages, our business was to pursue other business opportunities to increase shareholder value.

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

During fiscal 2025, we anticipate spending $60,000 on professional fees, including fees payable for complying with reporting obligations, $50,000 in general administrative costs and $1,500,000 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $1,610,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2025.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended July 31, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Note Brian Winder completed his transaction sending the remaining $150,000 on August 4th, 2025.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-180164, at the SEC website at www.sec.gov:

Exhibit No.	Description
2.1

Share Exchange Agreement, dated January 27, 2025, by and among NFiniTi inc., Artisan Beverages, Inc., a Delaware corporation (“Artisan Beverages”), and the holders of common stock of Artisan Beverages.

3.1.1	Articles of Incorporation*
3.1.2	Certificate of Amendment, dated December 30, 2021
3.1.3	Certificate of Amendment, dated February 26, 2025
3.1.4	Certificate of Change, dated February 26, 2025
3.1.5	Certificate of Amendment, dated June 10, 2025
3.2	Bylaws*
4.1	Convertible Promissory Note, dated May 14, 2025
4.2	Convertible Promissory Note, dated July 10, 2025
31.1	Sec. 302 Certification of Chief Executive Officer
31.2	Sec. 302 Certification of Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NFiniTi inc. Registrant

Date September 30, 2025	By:	/s/ Brian Johnston
Brian Johnston, Chief Executive Officer, Chief Financial Officer and Director

