Form 10-Q/A
period 2025-07-31
NFiniTi inc.
filed 2025-11-28
CIK 1544400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

ITEM 1. FINANCIAL INFORMATION

NFiniTi inc.

Balance Sheets

	As of	As of
	July 31, 2025	October 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$23,999	$-
Total Current Assets	23,999

Non-Current Assets
Convertible Note Investment	195,000
Goodwill	143,403,924
Non-Current Assets	143,598,924

Total Assets	$143,622,923	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$14,601	$8,571
Related Party Payable	88,726
Loans Payable - Shareholders	140,482	140,482
Loans Payable - Unrelated	67,643	643
Loan Payable - Related Party	158,058	6,744
Convertible Note - Unrelated	235,000

Total Current Liabilities	704,510	156,439

Commitments and Contingencies

Stockholders’ Deficit

Common stock, $0.001 par value, 450,000,000 shares authorized; 15,908,578,500 shares issued and outstanding as of July 31, 2025 (including 15,788,578,500 shares contingently issuable pending completion of the rollback); 120,000,000 shares issued and outstanding as of October 31, 2024.	$15,908,579	$120,000
Additional Paid-In Capital	127,328,628	(60,000)
Accumulated deficit	(318,794)	(216,439)

Total Stockholders’ Equity	142,918,413	(156,439)

Total Liabilities & Stockholders’ Deficit	$143,622,923	$-

The Accompanying Notes are an Integral Part of These Unaudited Condensed Financial Statements

NFiniTi inc.

Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024

Revenues	$-	$-	-	$-

Expenses
Operating Expenses	73,077	2,675	102,916	18,667
Financing Expenses	60		60

Total Expenses	73,137	2,675	102,976	18,667

Net Operating (Loss)	(73,137)	(2,675)	(102,976)	(18,667)
Other Income	26	0	43	0
Net (Loss)	$(73,111)	$(2,675)	(102,933)	$(18,667)

Net Loss Per Basic and Diluted share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of Common Shares outstanding	15,788,578,500	120,000,000	15,788,578,500	120,000,000

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

NFiniTi inc. Registrant

Date November 28, 2025	By:	/s/ Brian Johnston
Brian Johnston, Chief Executive Officer, Chief Financial Officer and Director

